Form 10-Q
period 1993-12-31
FIRST MISSISSIPPI CORP
filed 1994-02-14
CIK 36537

                                   Form 10-Q
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

(Mark One)
{X} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended     December 31, 1993
                      -------------------------
                                       or

{ } Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                 to
                               ---------------    ----------------

Commission File Number:      1-7488
                       ------------------

                       First Mississippi Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Mississippi                              64-0354930
- ---------------------------------         -------------------------
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)              Identification No.)

   700 North Street, Jackson, MS                   39202-3095
- -----------------------------------       -------------------------
      (Address of principal                        (Zip Code)
        executive offices)

Registrant's Telephone Number, including Area Code:    601/948-7550
                                                   --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



         Yes   X          No
            -------         -------



             Class                     Outstanding at January 31, 1994
- ---------------------------------     --------------------------------
   Common Stock, $1 Par Value                    20,029,740


                   Page 1 of 13 sequentially numbered pages.
                        The Exhibit Index is on Page 12.

                         Part I.  Financial Information

 Item 1.  Financial Statements.


                         First Mississippi Corporation
                    Consolidated Balance Sheets (Unaudited)
                           (In Thousands of Dollars)

                                                 Dec. 31  June 30
                                                   1993    1993
                                                -------- --------
Assets:
Current assets
  Cash and short-term investments               $  4,735   15,878
  Accounts receivable                             54,424   41,012
  Inventories:
   Finished products                              24,209   22,203
   Work in process                                17,542   13,187
   Raw materials and supplies                     20,898   17,821
   Product exchange agreements                       794      925
                                                 -------  -------
    Total inventories                             63,443   54,136
                                                 -------  -------
  Prepaid expenses and other current assets        6,643    1,957
  Net current assets of discontinued operations        -   17,877
                                                 -------  -------
    Total current assets                         129,245  130,860
                                                 -------  -------
Investments and other assets                      38,856   46,648
Property, plant and equipment                    380,538  369,698
 Less: accumulated depreciation,
  depletion and amortization                     177,860  163,587
                                                 -------  -------
                                                 202,678  206,111
                                                 -------  -------
                                                $370,779  383,619
                                                 =======  =======
Liabilities and Stockholders' Equity:
Current liabilities
  Notes payable to banks                        $  3,025        -
  Current instalments of long-term debt            1,410    1,428
  Deferred revenue                                10,355   16,533
  Accounts payable                                37,410   46,358
  Accrued expenses and other current liabilities  12,129   16,420
  Net current liabilities of discontinued
   operations                                      4,061        -
                                                 -------  -------
    Total current liabilities                     68,390   80,739
                                                 -------  -------
Long-term debt                                   112,180  113,531
Deferred revenue and other liabilities            10,849    9,439
Long-term liabilities of discontinued operations       -    4,205
Deferred taxes                                     4,672    6,752
Minority interests                                 8,735    8,179
Stockholders' equity:
  Common stock                                    19,992   19,980
  Additional paid-in capital                       2,519    2,424
  Retained earnings                              143,442  138,370
                                                 -------  -------
    Total stockholders' equity                   165,953  160,774
                                                 -------  -------
                                                $370,779  383,619
                                                 =======  =======




The accompanying notes are an integral part of these financial statements.

                         First Mississippi Corporation
               Consolidated Statements of Operations (Unaudited)
              (In Thousands of Dollars, Except Per Share Amounts)




                                        3 Months ended    6 Months ended
                                          December 31       December 31
                                       ----------------- -----------------
                                         1993     1992     1993     1992
                                       -------- -------- -------- --------
Revenues:
  Sales                                $115,920  104,547  229,260  207,213
  Loss on investments                      (147)    (625)    (225)    (625)
  Interest and other income               1,114      616    2,112    1,401
                                        -------  -------  -------  -------
                                        116,887  104,538  231,147  207,989
                                        -------  -------  -------  -------
Costs and expenses:
  Cost of sales                          95,925   90,607  191,431  175,068
  General, selling and
    administrative expenses              10,511    9,570   21,230   19,386
  Other operating expenses                2,036    1,695    4,425    4,021
  Interest expense                        2,610    3,204    5,440    6,449
                                        -------  -------  -------  -------
                                        111,082  105,076  222,526  204,924
                                        -------  -------  -------  -------
Earnings (loss) before income taxes       5,805     (538)   8,621    3,065
Income tax expense                        2,150       91    3,800    1,318
Minority interests                         (339)      (2)    (555)    (408)
Equity in net loss of equity investees     (248)     (14)    (396)    (245)
                                        -------  -------  -------  -------
Earnings (loss) from continuing
 operations                               3,068     (645)   3,870    1,094
Loss from discontinued operations,
 net of taxes                                 -     (755)       -   (2,506)
Loss on disposal of businesses, net
 of taxes                                     -  (16,341)       -  (16,341)
Cumulative effect of change in
 accounting principle                         -        -    4,200        -
                                        -------  -------  -------  -------
  Net earnings (loss)                  $  3,068  (17,741)   8,070  (17,753)
                                        =======  =======  =======  =======
Earnings (loss) per common share:
 Continuing operations                 $   0.15    (0.03)    0.19     0.05
 Discontinued operations                      -    (0.86)       -    (0.94)
 Cumulative effect of change in
  accounting principle                        -        -     0.21        -
                                        -------  -------  -------  -------
Earnings (loss) per common share       $   0.15    (0.89)    0.40    (0.89)
                                        =======  =======  =======  =======
Average shares outstanding               20,096   19,999   20,054   19,991

Cash dividend declared
  per share                            $  0.075    0.075    0.150    0.150





The accompanying notes are an integral part of these financial statements.

                         First Mississippi Corporation
               Consolidated Statements of Cash Flows (Unaudited)
                           (In Thousands of Dollars)



                                                          6 Months ended
                                                            December 31
                                                         -----------------
                                                           1993     1992
                                                         -------- --------
Cash flows from operating activities:
  Net earnings (loss)                                    $  8,070  (17,753)
  Adjustments to reconcile net earnings (loss) to
   net cash provided by (used in) operating activities:
    Depreciation, depletion and amortization               19,558   20,991
    Deferred taxes and other items                         (1,267)  16,690
    Change in current assets and liabilities net
     of effects of dispositions                           (28,560)  (9,720)
                                                          -------  -------
  Net cash provided by (used in) operating activities      (2,199)  10,208
                                                          -------  -------
Cash flows from investing activities:
  Proceeds from sale of subsidiary                          4,965        -
  Capital expenditures                                    (11,962) (17,995)
  Deferred stripping costs                                 (2,828)  (3,285)
  Proceeds from sale of property, plant and equipment         268      560
  Proceeds from disposition of investments and
    other assets                                            7,594        5
  Acquisition of investments and other assets                (838)    (785)
                                                          -------  -------
  Net cash used in investing activities                    (2,801) (21,500)
                                                          -------  -------
Cash flows from financing activities:
  Net borrowings of notes payable to banks                  3,025    9,850
  Principal repayments of long-term debt                   (6,064)  (1,588)
  Dividends                                                (2,998)  (2,997)
  Proceeds from issuance of long-term debt                  4,241    2,521
  Repayment of gold loan                                   (4,454)  (8,909)
  Proceeds from issuance of common stock                      107      896
                                                          -------  -------
  Net cash used in financing activities                    (6,143)    (227)
                                                          -------  -------
Net decrease in cash and cash equivalents                 (11,143) (11,519)
Cash and cash equivalents at beginning of period           15,878   19,062
                                                          -------  -------
Cash and cash equivalents at end of period               $  4,735    7,543
                                                          =======  =======
Supplemental disclosures of cash flow information
  Cash paid during the period for:
    Interest, net of amounts capitalized                 $  5,581    5,947
                                                          =======  =======
    Income taxes, net                                    $  9,707    1,484
                                                          =======  =======





The accompanying notes are an integral part of these financial statements.

                         First Mississippi Corporation
                    Industry Segment Information (Unaudited)
                           (In Thousands of Dollars)



                                         3 Months ended    6 Months ended
                                           December 31       December 31
                                       ----------------- -----------------
                                          1993     1992     1993     1992
                                       -------- -------- -------- --------
Sales
    Chemicals                          $ 34,860   33,205   74,474   66,630
    Fertilizer                           36,050   35,581   69,905   67,359
    Gold                                 24,495   22,529   45,331   44,283
    Other                                20,515   13,232   39,550   28,941
                                        -------  -------  -------  -------
     Total                             $115,920  104,547  229,260  207,213
                                        =======  =======  =======  =======

Operating profit(loss)
  before income taxes
    Chemicals                          $  7,129    6,408   14,422   11,466
    Fertilizer                            2,138    1,583    4,444    3,554
    Gold                                  3,358      872    3,354    4,062
    Other                                (2,273)  (4,156)  (4,624)  (5,653)
                                        -------  -------  -------  -------
                                         10,352    4,707   17,596   13,429
Unallocated corporate expenses           (1,904)  (1,648)  (3,621)  (3,833)
Interest income(expense), net            (2,505)  (3,147)  (5,278)  (6,244)
Other income(expense), net                 (138)    (450)     (76)    (287)
                                        -------  -------  -------  -------
     Total                             $  5,805     (538)   8,621    3,065
                                        =======  =======  =======  =======





The accompanying notes are an integral part of these financial statements.

First Mississippi Corporation and Consolidated Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited.  In Thousands of Dollars)

NOTE 1 - GENERAL

         The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Annual Report of the Company and Form 10-K for the year ended June 30, 1993.


Note 2 - DISCONTINUED OPERATIONS

         On October 15, 1993, the Company sold the stock of Pyramid Mining, Inc. ("Pyramid") for $13.1 million. Proceeds of the transaction included cash of $6.0 million, an 18 month promissory note for $4.0 million and working capital of $3.1 million which has been liquidated. An overriding royalty interest with a potential value of $3.0 million was also received related to the disposition, but not accrued due to its contingent nature.

         While the sale effectively completes the disposition of the coal operations and transfers the liability for reclamation to the purchaser, the Company continues as guarantor on $32.0 million in reclamation bonds until bonding is obtained by the purchaser which is not to be later than June 1996. The total reclamation liability covered by the bonding is currently estimated at $7.8 million. Also in October 1993, the Company received $5.0 million from an insurance claim related to coal operations.

     The net liabilities of the discontinued businesses have been segregated in the accompanying consolidated financial statements. The following is the composition of this net liability:

                                                     December 31
                                                        1993
                                                    -----------
Receivables                                           $    180
Inventories                                                236
Prepaid expenses and other current assets                   47
Property, plant and equipment, net                         253
Current instalments of long-term debt                      (50)
Accounts payable                                           (42)
Accrued expenses and other current liabilities          (4,685)
                                                       -------
  Net current liabilities of discontinued
    operations                                        $  4,061
                                                       =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Six months ended December 31, 1993, compared to six months ended December 31, 1992


CONSOLIDATED RESULTS

         Results for the six months ended December 31, 1993, were earnings of $8.1 million versus a loss of $17.8 million for the same period prior year. Current year results reflect increased earnings from continuing operations and a $4.2 million gain from the required change in accounting for deferred income taxes. Prior year results include $18.8 million in operating losses and write-downs related to discontinued operations.

CONTINUING OPERATIONS

         Earnings from continuing operations were above prior year on higher segment operating results and lower interest expense. An additional $0.6 million in tax expense was recorded during the first quarter as required by the above referenced change in accounting principle to adjust deferred taxes to reflect the increase in Federal tax rates which occurred in August 1993. Interest expense declined from the prior year as proceeds related to the disposition of oil and gas and coal assets were used to reduce debt.

SEGMENT OPERATIONS

         Segment pretax operating results increased 31% on improved chemicals and fertilizer operations. Total sales increased 11% due to higher sales for chemicals and other operations.

         Chemicals pretax operating results were up 26% on higher volume from intermediates and improvement in specialty chemicals. Intermediate chemicals volume increased 18% on strong housing and agricultural demand. Specialty chemicals results improved on increased performance chemicals sales for the semiconductor industry.

         Fertilizer pretax operating results were up 25% as higher ammonia prices more than offset higher gas prices and a 5% drop in average urea price. Sales were up for the period on a 3% increase in average ammonia and urea prices. Ammonia production for the six months was up 9% due to prior year outages. Urea production was down 12% over prior year due to scheduled turnaround in October and subsequent reduced operating rates in November.

         Gold results were down 17% on lower gross profit and increased exploration expense. The following table highlights sales and production information:

                                                   Six Months Ended
                                                  ------------------
                                                  12/31/93  12/31/92
                                                  --------  --------
Ounces sold                                        117,263   117,594
Average Realized Price/oz.                            $387      $377
Ounces Produced:
         Mill                                      101,991   106,500
         Heap Leach                                 15,323    10,914
Cash Cost/oz.:
         Mill                                         $291      $260
         Heap Leach                                   $179      $209
         Combined                                     $276      $255
Total Cost/Oz.:
         Mill                                         $356      $329
         Heap Leach                                   $189      $236
         Combined                                     $334      $321

         Gold gross profit was down 7% from the prior year as increased mining cost more than offset a $10 increase in average realized price. Exploration expense was up 25% to $1.9 million versus last year reflecting a continuation of the expanded exploration efforts at Getchell.

         As of December 31, 1993, 320,000 ounces, or approximately 83% of planned gold production has been sold for delivery over the next one and one-half years using spot deferred contracts at prices ranging between $372 and $396 per ounce. Under these contracts, the Company may roll delivery dates forward and sell into the spot market.

         Losses from other operations decreased 18% primarily due to improved thermal plasma results. Although sales increased 37% on higher combustion technology and steel sales, margins on combustion technology products were lower versus the prior year due to intense competitive pressure. Aluminum recovery operations continue to represent the largest share of other operations losses due to low volume and depressed industry conditions. Order backlogs for these operations continue to increase.

Three months ended December 31, 1993, compared to three months ended December 31, 1992

CONSOLIDATED RESULTS

         Results for the three months ended December 31, 1993, were earnings of $3.1 million versus a net loss of $17.7 million for the same period prior year. The current quarter results reflect improvement in continuing operations while prior year results include $17.1 million in operating losses and write-downs related to discontinued operations.

CONTINUING OPERATIONS

         Results from continuing operations were up over the prior year on improvement in segment operating results, lower interest expense and a lower loss on investments. Interest expense declined from the prior year as proceeds related to the disposition of oil and gas and coal assets were used to reduce debt. Loss on investments represents declines in the value of System Industry's stock. The current year loss for this stock reflected continued deterioration of the company which led to complete write-off of the stock.

SEGMENT OPERATIONS

         Chemicals pretax operating results were up 11%. Included in results for the current quarter was a $1.0 million license fee for nitrobenzene technology. Sales were up for the period as intermediate chemicals volume increased 15% due to strong housing and agricultural demand.

         Fertilizer pretax operating results were up 35% as improved ammonia margins more than offset a decline in urea margins. Ammonia margins improved on a 6% increase in unit price and a 4% decrease in unit cost due to lower natural gas prices. Urea margins declined on a 9% decrease in unit sales price and a 17% increase in unit cost due to plant turnaround in October and reduced operating rates during the first half of November. Total sales increased for the period due to a 2% increase in average unit price as volume remained even.

         Gold pretax operating results were up $2.5 million on increased gross profit. The following table highlights sales and production information:

                                          Three Months Ended
                                          ------------------
                                          12/31/93  12/31/92
                                          --------  --------
Ounces sold                                62,862    59,171
Average Realized Price/oz.                   $390      $381
Ounces Produced:
         Mill                              54,971    48,249
         Heap Leach                         7,942     6,204
Cash Cost/oz.:
         Mill                                $272      $287
         Heap Leach                          $196      $241
Combined                                     $262      $282
Total Cost/Oz.:
         Mill                                $334      $365
         Heap Leach                          $205      $265
         Combined                            $318      $353

         Gross profit was up 128% for the quarter on higher sales prices, increased production and lower unit cost. Gold production increased and unit cost declined as the high grade North Pit ore body came into production, raising mill feed grade to 0.222 ounces per ton from 0.172 ounces per ton a year ago. Total sales for the period increased 9% as sales volume increased 6% and average realized sales price increased $9 per ton.

         Losses from other operations declined 45% as thermal plasma operations moved to breakeven versus the same period prior year when no sales were made. Total sales for other operations were up 55% due primarily to increased steel sales. Steel sales increased on higher sales of value-added products; however, results were up only slightly due to lower cast volume and margins.

DISCONTINUED OPERATIONS

         Prior year results include the estimated loss on disposition and operating losses related to discontinued operations. Discontinued plans results to date are within earlier estimates. In October 1993, the Company sold the stock of Pyramid Mining, Inc. (See note 2 to Financial Statements.)

CAPITAL RESOURCES AND LIQUIDITY

         Working capital was up for the current six month period, as increases at chemicals, steel and gold operations more than offset the liquidation of working capital related to discontinued operations. This increased working capital was primarily funded through operating cash flow. Proceeds from investing activities included $5.0 million in net cash received related to the disposition of coal operations and $7.6 million in proceeds from borrowings against the cash surrender value of life insurance policies. The Company is owner and beneficiary of life insurance policies that cover participants in certain deferred compensation plans. For the six months ended December 31, 1993, total debt, including the gold loan, declined $2.8 million.

         Capital expenditures declined 34%, primarily due to the disposition of oil and gas and coal operations. Depreciation, depletion and amortization also declined due to disposition of these operations, but was partially offset by increased amortization of deferred stripping costs at gold operations.

                                   Part II

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Stockholders on November 12, 1993, the Company stockholders, pursuant to proxies solicited under Regulation 14A, elected three directors for terms to expire in 1996, or until their successors are elected and qualify. The following votes were cast:

         Director:

         Robert P. Guyton            15,701,108  shares voted for
                                        885,756  shares withheld
                                         N/A     shares broker nonvotes

         Paul W. Murrill             15,708,234  shares voted for
                                        878,630  shares withheld
                                         N/A     shares broker nonvotes

         J. Kelley Williams          15,695,245  shares voted for
                                        891,619  shares withheld
                                         N/A     shares broker nonvotes



Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         No exhibits are filed with this Form 10-Q.

         (b)  Reports on Form 8-K.

         Registrant filed a current Report on Form 8-K dated October 29, 1993 listing under "Acquisition or Disposition of Assets" information relative to the sale of the Company's wholly owned subsidiary, Pyramid Mining, Inc.

                                 EXHIBIT INDEX


EXHIBITS

       No exhibits are filed with this Form 10-Q.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               FIRST MISSISSIPPI CORPORATION



  2/11/94                      /s/ J. Kelley Williams
- -----------                    --------------------------------------
Date                           J. Kelley Williams
                               Chairman and Chief Executive Officer



  2/11/94                      /s/ R. Michael Summerford
- -----------                    --------------------------------------
Date                           R. Michael Summerford
                               Vice President and Chief Financial Officer