Form 10-Q
period 1994-03-31
FIRST MISSISSIPPI CORP
filed 1994-05-16
CIK 36537

                                   Form 10-Q
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

(Mark One)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended       March 31, 1994

                             or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to ________________

Commission File Number:      1-7488


                       First Mississippi Corporation
             (Exact name of registrant as specified in its charter)


         Mississippi                              64-0354930
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)              Identification No.)

   700 North Street, Jackson, MS                   39202-3095
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



         Yes   X          No




             Class                     Outstanding at April 30, 1994
- - ---------------------------------     -------------------------------
   Common Stock, $1 Par Value                    20,068,390


                   Page 1 of 13 sequentially numbered pages.
                        The Exhibit Index is on Page 12.

                         PART I.  Financial Information
Item 1.  Financial Statements

                         First Mississippi Corporation
                    Consolidated Balance Sheets (Unaudited)
                           (In Thousands of Dollars)


                                                        Mar. 31     June 30
                                                          1994        1993
                                                        --------    --------
Assets:
Current assets
  Cash and short-term investments                       $  4,058      15,878
  Accounts receivable                                     68,668      41,012
  Inventories:
   Finished products                                      24,510      22,203
   Work in process                                        18,478      13,187
   Raw materials and supplies                             22,385      17,821
   Product exchange agreements                               192         925
                                                         -------     -------
    Total inventories                                     65,565      54,136
                                                         -------     -------
  Prepaid expenses and other current assets                5,492       1,957
  Net current assets of discontinued operations                -      17,877
                                                         -------     -------
    Total current assets                                 143,783     130,860
                                                         -------     -------
Investments and other assets                              36,859      46,648
Property, plant and equipment                            385,139     369,698
 Less: accumulated depreciation,
  depletion and amortization                             182,526     163,587
                                                         -------     -------
                                                         202,613     206,111
                                                         -------     -------
                                                        $383,255     383,619
                                                         =======     =======
Liabilities and Stockholders' Equity:
Current liabilities
  Notes payable to banks                                $  2,950           -
  Current instalments of long-term debt                    1,398       1,428
  Deferred revenue                                         8,228      16,533
  Accounts payable                                        43,988      46,358
  Accrued expenses and other current liabilities          12,256      16,420
  Net current liabilities of discontinued
   operations                                              3,807           -
                                                         -------     -------
    Total current liabilities                             72,627      80,739
                                                         -------     -------
Long-term debt                                           114,055     113,531
Deferred revenue and other liabilities                    10,930       9,439
Long-term liabilities of discontinued operations               -       4,205
Deferred taxes                                             6,486       6,752
Minority interests                                         9,129       8,179
Stockholders' equity:
  Common stock                                            20,068      19,980
  Additional paid-in capital                               3,169       2,424
  Retained earnings                                      146,791     138,370
                                                         -------     -------
    Total stockholders' equity                           170,028     160,774
                                                         -------     -------
                                                        $383,255     383,619
                                                         =======     =======

The accompanying notes are an integral part of these financial statements.

                         First Mississippi Corporation
               Consolidated Statements of Operations (Unaudited)
              (In Thousands of Dollars, Except Per Share Amounts)



                                         3 Months Ended    9 Months Ended
                                             March 31          March  31
                                       ----------------- -----------------
                                          1994     1993     1994     1993
                                       -------- -------- -------- --------
Revenues:
  Sales                                $129,581  103,595  358,841  310,808
  Loss on investments                         -        -     (225)    (625)
  Interest and other income                  75      186    2,187    1,587
                                        -------  -------  -------  -------
                                        129,656  103,781  360,803  311,770
                                        -------  -------  -------  -------
Costs and expenses:
  Cost of sales                         105,106   90,282  296,537  265,350
  General, selling and
    administrative expenses              11,180    9,884   32,410   29,270
  Other operating expenses                2,025    1,925    6,450    5,946
  Interest expense                        2,689    3,278    8,129    9,727
                                        -------  -------  -------  -------
                                        121,000  105,369  343,526  310,293
                                        -------  -------  -------  -------
Earnings (loss) before income taxes       8,656   (1,588)  17,277    1,477
Income tax expense (credit)               3,300     (815)   7,100      503
Minority interests                         (392)     729     (947)     321
Equity in net loss of equity investees     (110)     (21)    (506)    (266)
                                        -------  -------  -------  -------
Earnings (loss) from continuing
 operations before cumulative effect
 of change in accounting principle     $  4,854      (65)   8,724    1,029
Loss from discontinued operations,
 net of taxes                                 -      (64)       -   (2,570)
Loss on disposal of businesses, net
 of taxes                                     -        -        -  (16,341)
Cumulative effect of change in
 accounting principle                         -        -    4,200        -
                                        -------  -------  -------  -------
  Net earnings (loss)                  $  4,854     (129)  12,924  (17,882)
                                        =======  =======  =======  =======
Earnings (loss) per common share:
 Earnings (loss) from continuing
  operations before cumulative
  effect of change in accounting
  principle                            $   0.24    (0.01)    0.43     0.05
 Discontinued operations                      -    (0.00)       -    (0.94)
 Cumulative effect of change in
  accounting principle                        -        -     0.21        -
                                        -------  -------  -------  -------
Earnings (loss) per common share       $   0.24    (0.01)    0.64    (0.89)
                                        =======  =======  =======  =======
Average shares outstanding               20,288   20,010   20,132   19,997

Cash dividend declared
  per share                            $  0.075    0.075    0.225    0.225



The accompanying notes are an integral part of these financial statements.

                         First Mississippi Corporation
               Consolidated Statements of Cash Flows (Unaudited)
                           (In Thousands of Dollars)


                                                           9 Months Ended
                                                              March 31
                                                         -----------------
                                                           1994      1993
                                                         --------  --------
Cash flows from operating activities:
  Net earnings (loss)                                    $ 12,924  (17,882)
  Adjustments to reconcile earnings (loss) to
   net cash provided by (used in) operating activities:
    Depreciation, depletion and amortization               27,969   30,603
    Deferred taxes and other items                          1,829   15,911
    Change in current assets and liabilities, net
     of effects of dispositions                           (33,624)   3,344
                                                          -------  -------
  Net cash provided by operating activities                 9,098   31,976
                                                          -------  -------
Cash flows from investing activities:
  Proceeds from sale of subsidiary                          4,965        -
  Capital expenditures                                    (20,525) (27,498)
  Deferred stripping costs                                 (4,473)  (7,749)
  Proceeds from sale of property, plant and equipment         438    4,330
  Proceeds from disposition of investments and
    other assets                                            7,594      321
  Acquisition of investments and other assets                (913)  (1,448)
                                                          -------  -------
  Net cash used in investing activities                   (12,914) (32,044)
                                                          -------  -------
Cash flows from financing activities:
  Net borrowings of notes payable to banks                  2,950    5,000
  Principal repayments of long-term debt                   (6,208)  (1,855)
  Dividends                                                (4,503)  (4,496)
  Proceeds from issuance of long-term debt                  6,181   16,020
  Repayment of gold loan                                   (7,127) (11,136)
  Proceeds from issuance of common stock                      703      896
                                                          -------  -------
  Net cash used in financing activities                    (8,004)  (5,571)
                                                          -------  -------
Net decrease in cash and cash equivalents                 (11,820)  (5,639)
Cash and cash equivalents at beginning of period           15,878   19,062
                                                          -------  -------
Cash and cash equivalents at end of period               $  4,058   13,423
                                                          =======  =======
Supplemental disclosures of cash flow information
  Cash paid during the period for:
    Interest, net of amounts capitalized                 $  8,223    9,420
                                                          =======  =======
    Income taxes, net                                    $ 11,384    1,791
                                                          =======  =======





The accompanying notes are an integral part of these financial statements.

                         First Mississippi Corporation
                    Industry Segment Information (Unaudited)
                           (In Thousands of Dollars)


                                         3 Months Ended    9 Months Ended
                                             March 31          March 31
                                       -----------------  ----------------
                                          1994     1993     1994     1993
                                       --------  -------  -------- -------
Sales
    Chemicals                          $ 42,264   36,818  116,738  103,448
    Fertilizer                           40,214   37,358  110,119  104,717
    Gold                                 24,658   13,783   69,989   58,066
    Other                                22,445   15,636   61,995   44,577
                                        -------  -------  -------  -------
     Total                             $129,581  103,595  358,841  310,808
                                        =======  =======  =======  =======

Operating profit(loss)
  before income taxes
    Chemicals                          $  7,785    6,708   22,207   18,174
    Fertilizer                            5,531    4,803    9,975    8,357
    Gold                                  2,984   (5,173)   6,338   (1,111)
    Other                                (2,797)  (3,126)  (7,421)  (8,779)
                                        -------  -------  -------  -------
                                         13,503    3,212   31,099   16,641
Unallocated corporate expenses           (2,186)  (1,641)  (5,807)  (5,474)
Interest income(expense), net            (2,611)  (3,228)  (7,889)  (9,472)
Other income(expense), net                  (50)      69     (126)    (218)
                                        -------  -------  -------  -------
     Total                             $  8,656   (1,588)  17,277    1,477
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


Note 2 - DISCONTINUED OPERATIONS

         On October 15, 1993, the Company sold the stock of Pyramid Mining, Inc. ("Pyramid") for $13.1 million. Proceeds of the transaction included cash of $6.0 million, an 18 month promissory note for $4.0 million and working capital of $3.1 million which has been liquidated. In April 1994, $3.0 million of this promissory note was prepaid with the balance rescheduled over the remaining original term.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Nine months ended March 31, 1994 compared to nine months ended March 31, 1993

CONSOLIDATED RESULTS

         Results for the nine months ended March 31, 1994, were earnings of $12.9 million versus a loss of $17.9 million for the same period prior year. Current year results reflect increased earnings from continuing operations and a $4.2 million gain from the required change in accounting for deferred income taxes. Prior year results include $18.9 million in operating losses and write-downs related to discontinued operations.


CONTINUING OPERATIONS

         Earnings from continuing operations were above prior year on higher segment operating results and lower interest expense. Interest expense declined from the prior year as proceeds related to the disposition of discontinued operations were used to reduce debt.

SEGMENT OPERATIONS

         Segment pretax operating results increased 87% and sales increased 15% on improvement in all operations.

         Chemicals pretax operating results were up 22% and sales were up 13% on higher intermediate volume and improvement in specialty chemicals. Intermediate chemicals volume increased 19% on strong housing and agricultural demand. Specialty chemicals results improved on increased performance chemicals sales for the semiconductor industry.

         Fertilizer pretax operating results were up 19% as a $9/ton increase in average ammonia prices to $110/ton more than offset a 10% increase in
natural gas prices and lower urea margins.    Urea margins decreased due to
lower average prices, lower volume and increased costs related to scheduled maintenance in the second quarter. During April 1994, spot market anhydrous ammonia prices hit $225/ton. The higher prices appear to be driven by increased industrial demand, early spring movement for agricultural market and reduced imports. Ammonia prices are expected to decline following peak spring demand. However, tighter supplies may support higher seasonal lows.

         The fertilizer segment follows a policy of periodically hedging, through commodities futures contracts, its anticipated requirements of natural gas. At April 30, 1994, the Company had entered contracts representing approximately 33% of anticipated purchases of natural gas for the period May 1994 to June 1995 at an average price of $2.20 MMBTU.

         Gold pretax operating results were up $7.4 million from the prior year due to higher gross margins. The following table highlights sales and production information:

                                              Nine Months Ended
                                              -----------------
                                              3/31/94   3/31/93
                                              -------   -------
        Ounces Sold                           179,781   156,057
        Average Realized Price/oz.               $389      $372
        Average Market Price/oz.                 $378      $339
        Ounces Produced:
                 Mill                         158,229   140,558
                 Heap Leach                    21,652    15,515
        Cash Cost/oz:
                 Mill                            $289      $289
                 Heap Leach                      $177      $224
                 Combined                        $276      $282
        Total Cost/oz:
                 Mill                            $352      $368
                 Heap Leach                      $188      $254
                 Combined                        $333      $357


         The improvement in gross margin is due to higher gold prices and higher production volume. Realized price per ounce rose to $389 from $372 prior year, and increases in heap leach and mill output combined to yield a 15% improvement in sales volume. Gold production rose sharply versus the prior year as high grade North Pit ore was blended into mill feed. Lower production a year ago, related to winter weather and mechanical problems, also contributed to the increase in gold output. Mill feed grade averaged 0.204 ounces per ton for the nine months compared to 0.176 per ton a year earlier. Mill recovery and throughput were essentially unchanged.

         Underground ore production is scheduled to begin in the fourth quarter of this year. Output is initially targeted at 1,000 tons per day increasing to approximately 2,000 tons per day later in fiscal 1995 with production from a second underground level. Underground ore grades are expected to run higher than historical open pit grades.

         The spot deferred hedging program now covers approximately 76% of the anticipated gold output of the next 18 months at an average forward price of $388 per ounce. Under these contracts, the Company may roll delivery dates forward and sell into the spot market.

         Losses from other operations decreased 15% as improved thermal plasma results offset lower margins for combustion technology products caused by competitive pressure. Although dross processing volume increased 18% over the prior year, aluminum operations continue to suffer from depressed industry conditions. Sales for other operations increased for the period primarily due to increased combustion technology and steel sales. Steel sales increased due to increased sales of value added products; however, total unit margins were unchanged.

Three months ended March 31, 1994, compared to three months ended March 31, 1993

CONSOLIDATED RESULTS

         Consolidated results for the three months ended March 31, 1994, were earnings of $4.9 million versus a loss of $.1 million for the same period prior year. The improvement over the prior year is primarily due to a $10.3 increase in segment operating results, mostly in gold operations.


SEGMENT OPERATIONS

         Chemical pretax operating results were up 16% primarily due to increased sales of intermediate chemicals and performance chemicals for the semiconductor industry. Intermediate chemicals sales volume increased 22% due to strong demand in agriculture and construction.

         Fertilizer pretax operating results were up 15% as a $17/ton increase in average ammonia prices more than offset higher natural gas costs and lower urea margins. Average natural gas prices were up 18% versus the prior year. Urea margins declined on a 5% decrease in average unit price and a 4% increase in unit cost. Total fertilizer sales were up for the quarter reflecting a 3% increase in volume and 7% increase in average net unit prices.

         Gold pretax operating results were up $8.2 million from the prior year on increased gross profit. The following table highlights sales and production information:

                                              Three Months Ended
                                              ------------------
                                              3/31/94    3/31/93
                                              -------    -------
        Ounces Sold                           62,518     38,464
        Average Realized Price/oz.              $394       $358
        Average Market Price/oz.                $385       $329
        Ounces Produced:
                 Mill                         56,238     34,058
                 Heap Leach                    6,329      4,601
        Cash Cost/oz:
                 Mill                           $287       $378
                 Heap Leach                     $172       $261
                 Combined                       $276       $364
        Total Cost/oz:
                 Mill                           $346       $490
                 Heap Leach                     $186       $296
                 Combined                       $330       $467


         Gold gross profit improvement for the quarter is the result of increased production, lower unit cost and higher realized gold prices. Gold production in the third quarter was up sharply from last year when winter weather and mechanical problems in the mill hurt production and increased costs. In addition, during the current quarter, high grade North Pit ore was blended into the mill feed.

         Losses from other operations were down 11% from the prior year as improvement in thermal plasma operations more than offset lower combustion technology margins. Thermal plasma results improved primarily due to higher sales and lower operating expenses. Combustion technology margins declined as competitors cut prices to protect market share.


CAPITAL RESOURCES AND LIQUIDITY

         Cash flow from operations was positive for the nine months but below last year as receivables and inventory increased, primarily due to business growth. Cash flow used in investing activities declined reflecting proceeds in the current year from the liquidation of coal and other assets. Total debt, including the gold loan, was down $3.7 million from June 30, 1993.

         Capital expenditures declined 25%, primarily due to the disposition of oil and gas and coal operations. Depreciation, depletion and amortization also declined due to disposition of these operations, but was partially offset by increased amortization of deferred stripping costs at gold operations.

                          PART II.  Other Information



Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits
                 No exhibits are filed with this Form 10-Q

         (b) Reports on Form 8-K. No report on Form 8-K was filed by the registrant during the three months ended March 31, 1994.

                                 EXHIBIT INDEX


EXHIBITS

       No exhibits are filed with this Form 10-Q.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               FIRST MISSISSIPPI CORPORATION



  May 11, 1994                 /s/ J. Kelley Williams
Date                           J. Kelley Williams
                               Chairman and Chief Executive Officer



  May 11, 1994                 /s/ R. Michael Summerford
Date                           R. Michael Summerford
                               Vice President and Chief Financial Officer