Form 10-K
period 1994-06-30
FIRST MISSISSIPPI CORP
filed 1994-09-28
CIK 36537

- - - --------------------------------------------------------------------------------
- - - --------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                                 ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 1994            COMMISSION FILE NUMBER 1-7488

                         FIRST MISSISSIPPI CORPORATION
             (Exact name of Registrant as specified in its charter)

                 MISSISSIPPI                                    64-0354930
       (State or other jurisdiction of             (I.R.S. Employer Identification No.)
        incorporation or organization)
       700 NORTH STREET, P. O. BOX 1249                         39215-1249
             JACKSON, MISSISSIPPI                               (Zip Code)
   (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (601) 948-7550

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                  TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
               ---------------------------           -----------------------------------------

               COMMON STOCK, PAR VALUE $1                     NEW YORK STOCK EXCHANGE
                                                            PHILADELPHIA STOCK EXCHANGE
              COMMON STOCK PURCHASE RIGHTS                     MIDWEST STOCK EXCHANGE
                                                               PACIFIC STOCK EXCHANGE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X   NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the voting stock held by non-affiliates of the Registrant, September 1, 1994. $312,817,585

     Common stock outstanding September 1, 1994.  20,153,990

                             ---------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for fiscal year ended June 30, 1994, are incorporated by reference into Part I and Part II of Form 10-K.

2. Portions of the Proxy Statement, which will be mailed to the SEC by October
   3, 1994, are incorporated by reference into Part III of Form 10-K.
- - - --------------------------------------------------------------------------------
- - - --------------------------------------------------------------------------------

                         FIRST MISSISSIPPI CORPORATION
                  SECURITIES AND EXCHANGE COMMISSION FORM 10-K

                             CROSS REFERENCE SHEET

                 LOCATION IN ANNUAL REPORT TO STOCKHOLDERS AND
                DEFINITIVE PROXY STATEMENT OF ITEMS OF FORM 10-K

                                                                 ANNUAL REPORT             DEFINITIVE
ITEM                       FORM 10-K                            TO STOCKHOLDERS          PROXY STATEMENT
- - - ----  ---------------------------------------------------    ---------------------    ---------------------
                                                  PART I.
 1.   Businesses.........................................    pp. 23-24; 31-33
                                                 PART II.
 5.   Market for Registrant's Common Equity and Related
        Stockholder Matters..............................    p. 36
 6.   Selected Financial Data............................    p. 14
 7.   Management's Discussion and Analysis of Financial
        Condition and Results of Operation...............    pp. 15-17
 8.   Financial Statements and Supplementary Data........    pp. 18-34
                                                PART III.
10.   Directors and Executive Officers of the
        Registrant.......................................                             pp. 3-6; 14
11.   Executive Compensation.............................                             pp. 15-18
12.   Security Ownership of Certain Beneficial Owners and
        Management.......................................                             pp. 1; 6-12
13.   Certain Relationships and Related Transactions.....                             pp.3-6; 11-12

                                     PART I

ITEM 1. BUSINESSES

     First Mississippi Corporation (the "Company") was incorporated in Mississippi in 1957. Principal activities as of June 30, 1994, are in the following industry segments: Chemicals, Fertilizer, Gold, and Combustion, Thermal Plasma and Other.

     In December 1992, the Company adopted plans for discontinuing its coal operations which were conducted through Pyramid Mining, Inc. ("PMI") based in Owensboro, Kentucky. The disposition of PMI was completed in October 1993.

     On June 29, 1993, the Company sold its oil and gas operations, which were begun in the mid-1970's. These operations were conducted primarily through First Energy Corporation of Houston, Texas.

     At year-end 1994, the Company had 1,215 employees, which includes employees of the parent company, all wholly owned subsidiaries and proportionate shares of all employees at other subsidiaries and joint ventures, depending on ownership interest.

     In February 1990, the Company, which holds approximately 81% of the stock of FirstMiss Gold Inc. ("FirstMiss Gold"), announced plans to distribute this stock to its shareholders. The spin-off was subject to a favorable tax ruling from the Internal Revenue Service and a favorable operating and financial outlook. The required ruling was received in December 1990. However, in the interim, gold prices had fallen and the spin-off was put on hold. In July 1994, a new ruling was requested to permit a tax-free spin-off. Upon receipt of a favorable ruling, the spin-off will be contingent on FirstMiss Gold's ability to succeed as a viable, stand-alone company.

CHEMICALS

  Production Facilities and Businesses

     Production facilities are located in Pascagoula, Mississippi; Tyrone, Pennsylvania; Dayton, Ohio; Hayward, California; and East Kilbride, Scotland, U.K.

     First Chemical Corporation ("FCC"), located in Pascagoula, Mississippi, operates facilities for the continuous production of aniline, nitrobenzene, nitrotoluenes, toluidine and other nitrated and aromatic chemicals, plus related storage, rail and barge distribution facilities and quality control laboratories. The plant also includes a research laboratory, a pilot plant, semi-works equipment and batch facilities for the production of specialty chemicals. The Pascagoula facilities' total nitrated aromatic production capacity is approximately 450 million pounds per year. Actual fiscal 1994 production was 369 million pounds, approximately 82% of average annual capacity.

     The Pascagoula complex is one of the largest aniline production facilities in the United States. FCC is among the largest merchant marketers of aniline in the United States.

     The Company conducts research and development to improve existing products and to produce new specialty chemicals. Approximately $4.3 million, $3.7 million and $3.4 million was spent on research and development in fiscal 1994, 1993 and 1992, respectively. Research facilities include laboratories, pilot plant and semi-works for process research and development with gram to multi-pound sample production capabilities. The Company's first specialty chemical was produced in June 1982 at the Pascagoula plant. Since then, 27 new products have been introduced at FCC and 16 at Quality Chemicals, Inc. ("QCI"), a subsidiary. In addition, research and development efforts during fiscal 1994 resulted in custom manufacturing agreements with several new customers. The Company also sponsors applied research at several leading universities in the United States and Europe. These closely directed programs have led to the development and introduction of patented technology in EKC Technology, Inc.'s ("EKC") line of performance chemicals and in the FIRSTCURE(TM) line of performance polymer products. The Company plans to spend approximately $12.0 million during fiscal 1995 to add facilities for the production of new specialty chemicals.

     The Company acquired QCI, located in Tyrone, Pennsylvania, in July 1986. Facilities include multi-step batch processing to custom produce complex fine chemicals used by chemical and pharmaceutical companies. Following capacity additions and plant modifications in fiscal 1993, annual production capacity is now between 2.5 million and 3.5 million pounds depending on the products being produced and the type of custom processing required. Fiscal 1994 production was approximately 2.1 million pounds.

     In August 1992, FCC acquired a production facility in Dayton, Ohio, from Monsanto Company. The facility is being operated by QCI and includes equipment for multi-step batch processing to custom produce complex fine chemicals used by chemical and pharmaceutical companies. Annual production capacity is between approximately 1.5 million and 2.0 million pounds, depending on the products being produced and the type of custom processing required. Fiscal 1994 production was approximately 0.4 million pounds.

     FCC acquired EKC, located in Hayward, California, in September 1989. EKC is a manufacturer of performance chemicals for the semiconductor industry and has facilities in California and Scotland. EKC's California operations include bulk storage and mixing vessels and an advanced quality control analytical lab. The California facility is currently utilizing 95% of production capability on a single shift basis.

  Raw Materials

     Primary raw materials for chemical production are benzene, toluene, natural gas, ethanol and ammonia. The Company uses natural gas and ammonia, respectively, to produce on site 98% of the hydrogen and 90% of the nitric acid used in its chemical production. All raw materials are generally available in adequate quantities from several suppliers, subject to market variation in supply and price.

  Marketing and Sales

     Chemicals are marketed domestically and internationally. Approximately 15% of FCC's sales are exports. Products are sold in drums and in bulk as intermediates into the construction, transportation, agricultural chemical, dye, photographic, specialty polymer and human health care markets. Most exported product is shipped in ocean-going tankers. Domestic shipments are by barge, rail or tank trucks. QCI's specialty chemical products are sold in drums into pharmaceutical, electronic chemical, agricultural chemical and specialty polymer markets. EKC's products are sold to the semiconductor industry with approximately 39% representing exports. Performance chemicals are sold in gallon and drum containers.

  Competitive Conditions

     FCC is one of five major United States producers of aniline with approximately 17% of domestic capacity and an estimated 6% of world capacity. FCC is the only United States producer of nitrotoluenes with an estimated 15% of world capacity. Major competitors are large chemical companies. Competition is based on price, service, quality, marketing and research and development support capabilities. Based on market share, QCI is among the top 10 custom chemical manufacturing companies in the United States. Major competitors are both smaller and larger companies. Competition is based on service, quality, manufacturing expertise in chemistries and processes, and research and development capabilities. EKC is one of the largest producers of organic photoresist strippers. Although there are approximately 15 companies participating in this market worldwide, only EKC and three others specialize in organic stripping solutions. Competition is based on service, quality and product development capabilities. Performance chemicals are sold on function rather than chemical specifications.

  Seasonality of Business

     Generally, chemical sales are not seasonal and working capital requirements do not vary significantly from period to period.

FERTILIZER

  Production Facilities

     The Company produces and sells anhydrous ammonia ("ammonia") and urea. Two production facilities are located in Donaldsonville, Louisiana, and are owned by Triad Chemical ("Triad"), an unincorporated 50% joint venture, and by AMPRO Fertilizer, Inc. ("AMPRO"), a wholly owned subsidiary. The 50/50 joint venturers of Triad participate equally in management and each markets one-half of production. Each joint venturer shares equal responsibility for all obligations of Triad. The AMPRO facility was formerly owned by a partnership, which was 50% owned by the Company. In February 1989, the Company completed purchase of the remaining 50% interest. Marketing and administration are conducted by FirstMiss Fertilizer, Inc., in Jackson, Mississippi.

     Triad facilities include a Kellogg process ammonia plant with annual production design capacity of 420,000 tons and a urea plant with annual production design capacity of 520,000 tons. Actual fiscal 1994 production was approximately 478,000 tons of ammonia and approximately 510,000 tons of urea, compared to 429,000 tons of ammonia and 541,000 tons of urea in fiscal 1993. Ammonia production was up in fiscal 1994, primarily due to prior year outages caused by Hurricane Andrew. Urea production was down in fiscal 1994, primarily because of a maintenance turnaround. Ammonia production exceeded production design capacity due to above average on-stream operating rate. Triad's facilities include storage for 30,000 tons of ammonia and 40,000 tons of urea. The Donaldsonville production complex, in which both Triad and AMPRO are located, includes facilities for rail shipments, transmission via pipeline, bulk and tank truck loading and direct loading of barges and ocean-going vessels on the Mississippi River for transportation to domestic and export markets.

     AMPRO facilities include a Kellogg process ammonia plant with annual production design capacity of 446,000 tons and storage for 30,000 tons. Actual fiscal 1994 production was approximately 500,000 tons, 33,000 tons more than fiscal 1993. Fiscal 1994 production was up due to downtime in fiscal 1993 caused by high natural gas prices and Hurricane Andrew. Fiscal 1994 production exceeded design capacity primarily due to above average on-stream operating rate.

  Raw Materials

     Natural gas is the raw material in ammonia production. Ammonia and carbon dioxide are the raw materials in urea production. A reliable supply of natural gas at competitive prices and in sufficient quantities is currently available to the Company. Both Triad and AMPRO purchase natural gas from several pipelines at market price on short-term contracts. Additionally, the Company periodically hedges anticipated purchases of natural gas. Sixty-one percent of the ammonia produced by Triad in fiscal 1994 was used as a raw material in the production of urea. Carbon dioxide needed for Triad's urea plant production is supplied by Triad's ammonia plant, with a back-up supply available from AMPRO's ammonia plant.

  Marketing

     The Company sells ammonia and urea for agricultural and industrial uses in domestic and international markets. Domestic agricultural customers are primarily large national accounts with extensive dealer and retail distribution operations, cooperatives and other fertilizer producers, who operate as wholesalers. The Company's domestic industrial customers use ammonia and urea as raw materials in their production operations, including adhesives, pharmaceuticals, fibers, resins, plastics and explosives. Approximately 10% of sales volume was attributed to international markets, unchanged from last year. Captive production accounted for 64% of sales, up from 62% last year. The balance of sales was brokerage transactions that involved the purchase and resale of products produced by others.

  Competitive Conditions

     Competitive factors include distribution, price, availability, service and quality. Ammonia and urea are essentially undifferentiated commodities, both physically and chemically. The Company believes it is among the most efficient U.S. producers with ideal geographic location for competitively priced feedstock and distribution. Competitors include many large domestic and foreign producers. No material part of the Company's business is dependent on government contracts, a single customer or a few customers. Ammonia and urea are commodities subject to wide fluctuations in price. In early 1994, intermittent shortages of ammonia developed, resulting in a sharp increase in domestic prices. Factors contributing to this shortage were increased corn acreage due to prior year flooding in the midwest, excellent early planting weather, strong industrial demand, several unplanned short-term plant outages, and less merchant ammonia due to plant upgrades. International supplies were also a factor due to continued disruptions of production and shipments out of Russia and Ukraine, including an accident in the Bosphorous Straits that temporarily blocked passage of ammonia vessels leaving the Black Sea. Because prices are subject to a variety of factors beyond the Company's control, there can be no assurance that prices experienced in fiscal 1994 will continue. Total U.S. ammonia imports increased 15% during fiscal 1994 due to increased U.S. demand as noted above. Total U.S. ammonia exports increased 13% primarily due to supply shortages in the world market in early fiscal 1994. Total U.S. urea imports were up 32% due to a weak world market. Total U.S. urea exports increased 21% due primarily to a weakening of the U.S. market late in fiscal 1994, caused, in part, by excessive imports during the first half of the fiscal year.

  Seasonality and Cyclicality of Business

     Fertilizer sales vary seasonally with geographic location, agronomic considerations and weather. Domestic demand typically peaks in the spring, drops off in the summer, increases in the fall and drops again in the winter. Prices fluctuate with seasonal and longer cyclical variations due to industry supply and demand balances. Cash and working capital requirements generally correlate with the seasonality of the business.

GOLD

  Properties and Production

     The Company began a minerals exploration program in 1980 and acquired the Getchell gold property (the "Getchell Property") in July 1983. In 1987, the Getchell Property and other mineral related assets were assigned to a wholly owned subsidiary, FirstMiss Gold Inc. FirstMiss Gold was incorporated for the principal purpose of financing, developing and operating a gold mining project and conducting mineral exploration. Subsequently, a public offering of 3,250,000 shares of FirstMiss Gold stock was completed in May 1988. The Company currently owns approximately 81% of the outstanding stock of FirstMiss Gold.

     The Getchell Property is located in the Potosi Mining District on the eastern side of the Osgood Mountain Range, 35 miles northeast of the town of Winnemucca, Nevada. (See map on page 13.) The Getchell Property consists of approximately 18,900 acres of unpatented lode and mill site mining claims and 14,100 acres of fee land owned by the Company. Exploration activities on the Getchell Property include drilling, geological mapping, geophysical and geochemical surveys, aerial photo interpretation and soil and rock testing programs.

     The Getchell mill and ancillary facilities consist of an ore processing plant using a pressure oxidation system (autoclaves), ancillary facilities for milling refractory sulfide ores and open pit mining located on the Getchell Property. The Getchell gold mill was designed to process an average daily nominal throughput of 3,000 tons at an average recovery rate of 89%. Since September 1991, liquid oxygen has been purchased to supplement oxygen produced by an on-site plant. This additional oxygen has helped to increase average daily throughput above nominal capacity. In fiscal 1994, the average daily mill throughput was 3,268 tons. Gold recovery was 89%. Production from approximately 65% of the Getchell Property (all of the current production and proven and probable reserves) is subject to a 2% net smelter royalty owned by a third party. The Getchell mill and ancillary facilities were financed by proceeds from a gold loan and the sale of FirstMiss Gold stock. FirstMiss Gold and FMG Inc. ("FMG"), a wholly owned subsidiary, entered into a limited recourse loan facility, as well as a gold production purchase agreement, to provide a major portion of the necessary financing and initial working capital requirements. The gold loan and production purchase agreement expired on June 30, 1994.

     There are currently three open pit mines in operation on the Getchell
Property: the Main Pit, which produces sulfide mill feed, the Turquoise Ridge Pit, which produces oxide ore for the heap leach operation and the recently reactivated Hansen Creek Pit, which will also produce oxide ore for heap leaching. Mining of the North Pit sulfide ore body was completed during the year.

     FirstMiss Gold heap leach operations consist of three active pads, five ponds and a processing plant. A new leach pad is currently under construction. In fiscal 1994, oxide ore for heap leaching was mined from the Turquoise Ridge Pit, North Pit and Main Pit and old dumps and stockpiles. Heap leach recovery has averaged 75% of the cyanide soluble gold for the last three years.

     An underground sulfide operation is now nearing its operational phase. This is FirstMiss Gold's first underground mine. Access to the underground workings is via a 950 foot decline. Underground stope testing has begun and small tonnages of development ore have been mined and milled. The mineralogy of the underground ore is similar to that previously mined in the Main Pit, but carries a higher gold grade averaging in excess of 0.300 ounces per ton. The underground reserves are located immediately west and below the main pit, in tabular zones sub-parallel to the Getchell Fault.

     The underground operation will initially utilize a conventional drift-and-fill method but will switch to open stoping when ground conditions permit. Both methods are widely used for the mining of gold and other minerals. Underground mining is inherently more difficult, more costly and more hazardous than surface mining. Mining costs are higher than those of a surface pit operation because smaller, less efficient mobile equipment is required by the limited size of underground openings. Unanticipated changes in ore thickness, orientation and stability can also add difficulty, affect production rates and contribute to higher costs.

     Mining in the Main Pit will be complete by mid-fiscal 1995 as underground production commences. Portions of the remaining Main Pit ore will be stockpiled and subsequently used, along with lower grade stockpiles, to supplement higher grade underground ore for mill feedstock.

     All mining is performed by independent contractors who also provide and maintain substantially all of the mining equipment. Both open pit and underground mining operations are performed under the direction of FirstMiss Gold employees, who are responsible for mine design, planning, scheduling, surveying, sampling and ore control.

     Fiscal 1994 production was as follows:

                                                              SULFIDE ORE
                                             ----------------------------------------------
                                                                                    TOTAL        TOTAL
                                             NORTH PIT   MAIN PIT   UNDERGROUND    SULFIDE     OXIDE ORE
                                             ---------   --------   -----------   ---------    ---------
Tons Processed.............................   283,946     896,368      12,553     1,192,867    1,285,614
Grade......................................     0.321       0.164       0.319         0.203        0.030
Recovery...................................      89.1%       88.9%       88.9%         88.9%          74%
Ounces produced............................    81,212     130,591       3,560       215,363       28,463
Strip Ratio 1994...........................    12.3:1      17.3:1         N/A           N/A        4.5:1*

- - - ---------------

* Turquoise Ridge Pit

  Ancillary Facilities and Raw Materials

     Oxygen for the mill is produced by an on-site plant owned and operated by an independent contractor who also provides supplemental liquid oxygen. Electricity is provided by an independent utility company under an electric services agreement. The mill uses reclaimed water pumped from the tailings pond and from the dewatering of the pits and is supplemented by two existing wells on the Getchell Property. Other materials necessary in the milling process are available for purchase from more than one supplier and are hauled by truck to the Getchell Property. These materials may be subject to shortages from time to time resulting in higher costs.

  Sales and Marketing

     Gold is traded on numerous commodity exchanges around the world with daily adjustments to a market clearing price. Prices typically fluctuate over a wide range in response to numerous factors, all of which are beyond FirstMiss Gold's control, including expectations of inflation, interest rates, political and monetary policies of various national governments, the needs of industrial and jewelry manufacturers, trends in worldwide mine output and currency exchange rates.

     The aggregate effect of the above factors on gold prices is impossible to predict. FirstMiss Gold's revenues, cash flow and operating results are all materially impacted by gold prices. A prolonged downturn in gold prices could also adversely affect the carrying value of various assets and FirstMiss Gold's reserve position.

     FirstMiss Gold has arrangements with two refineries for refining its dore. FirstMiss Gold's dore can be sold to a large number of refiners or trading companies throughout the world on a competitive basis. Gold is normally sold to the refineries on the spot market.

     FirstMiss Gold periodically employs hedging techniques to reduce the impact of gold price fluctuations on earnings and cash flow. In August 1993, the Company began selling gold using spot deferred forward contracts which allows FirstMiss Gold to establish a forward price and delivery date, but also roll any contracted delivery ahead to a new date and higher price while selling at the spot price if the spot price is higher than the contract price on the scheduled date of delivery. The new forward price equals the original contract price plus the "contango," which is the difference between market interest rates and gold loan borrowing rates. The contango compounds each time a contract is rolled forward. The current hedging program is designed to cover 60% to 70% of the ensuing 18 months' scheduled gold production. At June 30, 1994, 225,000 ounces were hedged for fiscal 1995 delivery at an average price of $391 per ounce, and 92,000 ounces were hedged for fiscal 1996 delivery at an average price of $392 per ounce. See Note 11 to the Consolidated Financial Statements.

  Working Capital Requirements and Seasonality of Business

     Changes in ore inventory will typically have the most effect on working capital requirements. Ore inventory tonnages fluctuate in response to various factors including milling rates, ore availability, weather conditions and mining rates.

     Winter weather extremes may affect gold production, particularly heap leach operations.

COMBUSTION, THERMAL PLASMA AND OTHER

     Combustion, Thermal Plasma and Other, identified in prior years as Other -- Technology, principally includes the development and marketing of proprietary equipment and systems for environmental applications and manufacturing processes. These include design and manufacture of burner, flare and incinerator equipment and technology to reduce industrial emissions; thermal plasma equipment and processes; aluminum recovery systems; and production of steel ingots and billets. Raw materials and components for these operations are available from numerous vendors. The businesses are not considered materially seasonal, with working capital requirements remaining generally level throughout the year.

BURNER, FLARE AND INCINERATOR EQUIPMENT AND TECHNOLOGY

     Business, Properties and Products. Callidus Technologies Inc. ("CTI"), a wholly owned subsidiary headquartered in Tulsa, Oklahoma, was organized in fiscal 1990. CTI's principal products and services are custom designed and fabricated gas/liquid incinerators, flares, solid waste systems, vapor recovery units, burners and predictive emissions monitoring and process optimization software. CTI also provides engineering and consulting services for environmental and combustion applications. CTI leases office space in Tulsa and owns a manufacturing and test facility in Beggs, Oklahoma, and has offices in Belgium, England, Italy and France.

     Marketing. CTI markets worldwide to refining, petrochemical and other industries requiring disposal of gas, liquid and solid wastes. Marketing is primarily through a combination of manufacturers' representatives and company personnel. The market is well established but growing through advancements of existing technology, driven primarily by increasingly strict environmental regulations both in the United States and abroad. Competition is based on a wide variety of factors, with the most prominent being technological innovation, price and delivery schedule. CTI competes with the John Zink Company, which has a significant market share of the burner, flare and vapor recovery markets. Numerous competitors exist in the solid waste systems market. CTI offers predictive emissions monitoring and processing optimization software and has an exclusive licensing agreement to market this software for applications to furnaces in the refining and petrochemical industries. CTI is affected by a variety of factors beyond its control, including governmental control of environmental standards and compliance deadlines, competitor pricing strategies and changing technology, any of which could impact CTI's operating results.

THERMAL PLASMA

     Business and Properties. Plasma Energy Corporation ("PEC"), a wholly owned subsidiary formed in January 1983, develops, manufactures, sells and services thermal plasma heating systems and processes for use in steel manufacturing, aluminum recovery, vacuum melting of titanium and various environmental uses, including ash treatment and minimization. PEC owns an assembly and testing facility and leases a separate administrative office, both located in Raleigh, North Carolina.

     Technology and Products. Thermal plasma heating systems convert electrical energy into high temperature thermal energy using an ionized gas or "plasma." These high temperatures are produced instantly with no combustion or combustion by-products. A thermal plasma heating system typically consists of a torch, power supply, cooling system and control panel. The torch usually operates within a furnace or heating vessel, in which it can be inserted or retracted according to operational requirements. PEC holds more than 20 patents in 10 countries, including several in steel, vacuum melting and waste applications.

     Sales and Marketing. PEC has sold large-scale systems for tundish heating in steel making, recovery of aluminum from dross, vacuum melting of titanium and treatment of ash from incinerators. Marketing is principally performed directly by PEC or through representatives overseas. Plasma heating systems have been sold in both the domestic and international markets. PEC has two principal domestic competitors and four foreign competitors involved in various applications of thermal plasma heating systems. Price competition is intense and competitors' pricing strategies may impact PEC's operating results.

ALUMINUM RECOVERY

     Business and Properties. Plasma Processing Corporation ("PPC"), with its principal offices near Nashville, Tennessee, was formed during fiscal 1990 to commercialize patented technology developed by PEC and Alcan International Limited ("Alcan") of Canada. PPC and Alcan entered into a cross license agreement for recovery of aluminum from dross using thermal plasma energy. The most recently issued applicable patents expire in 2007. PPC uses the technology to recover aluminum from dross, a by-product of aluminum processing and recycling. The conventional salt-flux process uses salt additives for recovering aluminum from dross, creating a saltcake by-product which requires disposal in landfills. PPC's aluminum dross recovery process does not use salt additives and creates no known hazardous by-products, a major advantage over existing processes. Recovered aluminum is returned to the customer. The process also produces a co-product that potentially can be utilized in the metallurgical, refractory, abrasives and ceramics industries. Markets for the co-product are in the early stages of development. Annual North American production of aluminum dross is estimated at approximately one million tons. Dross typically contains 30% to 80% aluminum by weight.

     In June 1991, PPC completed construction of its dross processing plant located in Millwood, West Virginia. The plant is designed to process 73 million pounds of aluminum dross per year. Fiscal 1994 throughput was 54 million pounds. Production was limited primarily due to depressed aluminum industry conditions.

     Marketing. It is anticipated that the current baseload contract will utilize 30% of the Millwood plant's processing capacity. Although PPC will compete against numerous other dross processors in the United States, none of these competitors currently use plasma technology. Markets are very fragmented and freight-sensitive.

     Except in aluminum plants in which Alcan has an equity interest, PPC has the exclusive right to use the patented technology in the United States and Canada. Alcan has the exclusive right to use the same technology in Europe. Until mid-year 2000, PPC has the exclusive right to license the patented technology to third parties worldwide, except in Europe. Beginning in mid-year 2000, both parties have the right to license the technology anywhere in the world. Pursuant to the arrangement with Alcan, revenues from licensing or sublicensing to third parties will be shared.

STEEL

     The Company also operates a steel melting and production facility through its wholly owned subsidiary FirstMiss Steel, Inc. ("FMS") in Hollsopple, Pennsylvania. The approximately 400,000 square foot facility is located about 100 miles east of Pittsburgh. In late fiscal 1990, a horizontal billet caster and a thermal plasma heating system were installed. Start-up of the caster occurred during fiscal 1991. Annual capacity of the operation includes 125,000 tons of carbon, alloy and specialty grade bottom-poured ingots and 50,000 tons of high-grade steel billets through the caster. Horizontally cast billets are produced for sale to the specialty remelt and reroll markets. Production during fiscal 1994 totaled 102,000 tons consisting primarily of cast ingots and value-added products. The value-added product line was introduced in fiscal 1992 and includes specialty stainless and tool steel ingots or billets which are converted into forged billets, bars and plate by outside processors. A new unit, FirstMiss Alloys, was formed during fiscal 1993 to produce small quantities of cobalt, nickel, copper and iron-based alloys in bars and wire produced from two small horizontal continuous casters, small bottom-poured forging ingots, and remelt sand ingots. Raw materials consist of steel scrap and various alloys, of which there is an adequate supply in the North American market.

     Carbon and alloy steel ingots and billets are sold directly to the forging industry, integrated steel producers and mini-mill and tool steel producers. FMS competes primarily with three other steel companies in this market and, within the group, ranks second in total steel production capacity. Specialty steel products are sold primarily to steel service centers and forgers. FirstMiss Alloy products are sold as feedstock directly to forgers, extruders and investment casters. There are numerous competitors, both domestic and foreign, that compete with FMS in the specialty steel and ferrous and non-ferrous metals markets. Competitive factors include price, quality and service. Carbon ingots and billets are commodities and are extremely price competitive. FMS emphasizes those grades that are technically difficult to produce on vertical casters.

     See pages 31-33, Note 14 of the 1994 Annual Report for additional Industry Segment Information.

OTHER OPERATIONS

     The Company owns 50% of Power Sources, Inc. ("PSI") of Charlotte, North Carolina, which burns wood waste in industrial boilers to create steam energy. The steam is sold under long-term contracts to industrial users. PSI operates four plants in North Carolina and South Carolina. A fifth plant is currently under construction in Tennessee.

                            ------------------------

ENVIRONMENTAL

     Company operations are subject to a wide variety of environmental laws and regulations governing emissions to the air, discharges to water sources, and the handling, storage, treatment and disposal of waste materials, as well as other laws and regulations concerning health and safety conditions. The Company holds a number of environmental permits and licenses regulating air emissions, water discharges and hazardous waste disposal and, to the best of its knowledge, is in material compliance with such requirements at all locations. The Company makes capital and other expenditures in a continuing effort to comply with environmental laws and regulations, or changing interpretations of existing laws and regulations. Environmental capital expenditures for fiscal 1994 were $1.3 million. Projected capital expenditures for fiscal 1995 are $4.9 million. These projected capital expenditures are primarily related to the chemicals and gold segments. While these expenditures are necessary to comply with environmental laws and regulations, they may also reduce operating expenses and improve efficiencies.

     The Company monitors and participates in the environmental regulatory development process which assists it in evaluating new laws and regulations. The Company does not anticipate a material increase in expenses related to current environmental regulations, but because federal and state environmental laws and regulations are constantly changing, the Company is unable to predict their future impact. Federal legislation has recently been proposed by both the U.S. Senate and House of Representatives that would place extensive new environmental and permitting restrictions on the mining industry. Other federal legislation has been proposed which, if enacted, would extend federal regulation of surface and groundwater quality and laws related to endangered species. Substantial stiffening of applicable mine waste management requirements or the imposition of substantially different environmental control regulations could have a material adverse impact on the Company. The Company's domestic competitors are subject to the same environmental laws and regulations, but foreign competitors are not, which may give foreign competitors an advantage.

     The Company has received notices from the EPA or a similar state agency that it is a potentially responsible party ("PRP") under Superfund or a comparable state statute and, thus, may be liable for a share of the costs associated with cleaning up various hazardous waste sites. The EPA or state agency has designated the Company as a PRP at seven sites. The Company currently estimates its potential liability in these matters to be $0.5 million. This estimate is affected by several uncertainties such as, but not limited to, the method and extent of remediation, the percentage of material attributable to the Company at the sites relative to that attributable to other parties, and the financial capabilities of the other PRPs at most sites. This estimate is not offset by any amounts projected to be received from insurance companies or other third parties.

     The current owner of a fertilizer manufacturing facility, previously operated under lease by a subsidiary of the Company, is involved in developing a closure plan and assessment at that site. Another previous owner has indicated the Company may have some financial responsibility for the closure activities. Any ultimate responsibilities and obligations of the parties are unknown due to the early nature of the investigation and assessment.

     In accordance with the State of Nevada Division of Environmental Protection ("NDEP"), FirstMiss Gold has submitted a plan to the NDEP for the eventual closure and reclamation of the Getchell Property and is awaiting approval and permitting. As of June 30, 1994, FirstMiss Gold had accrued a total of $3.0 million for reclamation and closure costs. FirstMiss Gold has begun reclamation of surface mining disturbances and anticipates an ongoing program of additional reclamation over the next several years. Activities have included regrading, revegetation and soil stabilization.

     The Company continues as guarantor on $29.2 million of reclamation bonds related to the disposed coal operations until bonding is obtained by the purchaser, which is not to be later than June 1996. The total reclamation liability covered by the bonding is currently estimated at $5.5 million.

ITEM 2. PROPERTIES

A. General

     A description of properties and the segments to which they relate is also included in the Business discussion located on pages 3 through 12 of this Form 10-K. The Company believes that its properties are suitable and adequate for the purposes for which they are used.

B. Gold Ore Reserves

     The following table sets forth the proven and probable mineable ore reserves on the Getchell Property.

                     PROVEN AND PROBABLE MINEABLE RESERVES

                    CONFIRMED BY MINE DEVELOPMENT ASSOCIATES
                               AS OF JULY 1, 1994


                                                                                      CONTAINED
                                                 ORE TONS           GRADE            GOLD OUNCES
                                                 --------     ------------------     -----------
                                                              (WEIGHTED AVERAGE)
    Sulfide..................................... 6,725,400           0.225            1,511,800
    Oxide....................................... 2,860,800           0.028               79,900
                                                 ---------           -----            ---------
    Total....................................... 9,586,200           0.166            1,591,700

     Sulfide reserves assume a 0.100 ounce per ton cutoff for open pit reserves and a 0.200 ounce per ton cutoff for underground reserves. Oxide reserves are based on a 0.010 cyanide soluble cutoff grade. Included in sulfide reserves are low-grade stockpiles containing 2,080,500 tons at an average grade of 0.115 ounces per ton, or 238,400 contained ounces. Also included in sulfide reserves are 3,733,700 tons of underground ore at an average grade of 0.302 ounces per ton, or 1,127,700 contained ounces. The proven and probable mineable ore reserve ounces are "contained" ounces. Actual ounces expected to be recovered during milling and heap leach processing will be less due to recovery process inefficiencies.

     Proven and probable mineable ore reserves reflect estimates of quantities and grades of ore which can be economically recovered based on assumptions of a $400 per ounce future gold price and projected future mining and milling costs. Although FirstMiss Gold has carefully prepared and verified these reserves, such figures are estimates. Prolonged decreases in gold prices may render uneconomic the mining of various ore reserves containing low grades of mineralization.

     During the year, proven and probable mineable sulfide ore reserves increased 22% to 1,511,800 ounces at year-end and the average sulfide grade increased 9% to 0.225 ounces per ton in 6,725,400 ore tons. Exploration added 558,700 new contained ounces of reserves during the year, while ore containing 280,000 ounces was processed through the mill and heap leach. Oxide proven and probable mineable ore reserves increased slightly to 79,900 ounces from 76,600 ounces. Oxide reserves consist of 2,860,800 tons at an average grade of 0.028 ounces per ton.

     Gold mineralization on the Getchell Property occurs in a series of discrete zones associated with the north-trending Getchell Fault and with the northeast-trending Turquoise Ridge Fault. Both systems cut through a thick sequence of interbedded early paleozoic sedimentary and volcanic units. The northwest-dipping Turquoise Ridge Fault and the eastward-dipping Getchell Fault intersect in the Main Pit.

     Gold sulfide mineral deposits are found at depth along the Getchell Fault and in sedimentary units in contact with the Getchell Fault. Recent drilling has identified similar gold sulfide mineral deposits in various sedimentary and volcanic units in contact with the Turquoise Ridge Fault northeast of its intersection with the Getchell Fault.

     Oxidized gold mineral deposits are also associated with the Getchell and Turquoise Ridge fault zones, typically occurring as discrete zones at depths shallower than the sulfide mineralization.

     A mineral deposit is a naturally occurring concentration of minerals that may or may not be economically mineable. A mineable reserve is that part of a mineral deposit that has been sufficiently drilled to define the tonnage and grade, which may be extracted at a profit. Mineral deposits do not qualify as commercially mineable ore bodies (proven and probable mineable reserves) under Securities and Exchange Commission rules until a final and comprehensive economic, technical and legal feasibility study based upon adequate test results is concluded.

                                     (MAP)

                               GETCHELL MINE AREA
                            HUMBOLDT COUNTY, NEVADA



 (See Appendix for narrative description of map to be included on this page.)

ITEM 3. LEGAL PROCEEDINGS

     On July 15, 1986, the first of seventeen lawsuits was filed in the Twenty-First Judicial District Court, Livingston Parish, Louisiana, against approximately ninety defendants, including Triad Chemical. The plaintiffs' multi-billion dollar claims are based on alleged personal injuries and property damage as a result of exposure to hazardous waste allegedly contributed by the defendants to the Combustion Inc. site, which was operated as a waste and used oil reclamation and reprocessing facility in Livingston Parish. The pending litigation has been consolidated into a class action and removed to federal district court for the Middle District of Louisiana. On April 20, 1993, one of the defendants filed a third party claim against AMPRO Fertilizer, Inc. and 210 other entities seeking to have the new defendants pay a share of the claims made by the plaintiffs and clean-up costs for the site. Triad and AMPRO are each vigorously defending their positions and the Company considers their defenses meritorious. Despite assertions by certain third parties that Triad and AMPRO sent waste to the Combustion site, neither company's records reflect that any waste was sent to the site.

     Triad has received and responded to letters issued by the EPA under Section 104 of the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") relative to the possibility that Triad waste was disposed at the Combustion site. Under CERCLA, generators of waste may be held responsible for investigation and site cleanup costs. Triad is involved in discussions regarding a possible de minimis settlement from cleanup liability.

     Based upon facts known to date, the Company is of the opinion that the ultimate disposition of the litigation and any site cleanup obligations should not have a material effect upon the financial position or results of operation of the Company.

     Additionally, the Company has pending several claims incurred in the normal course of business which, in the opinion of management and legal counsel, can be disposed of without material effect on the Company's financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEMS 5-8. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS, SELECTED FINANCIAL DATA, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION, AND FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by Part II, Items 5-8, has been included in the Registrant's Annual Report to Stockholders for the year ended June 30, 1994, which has been furnished to the Commission. See the Cross Reference Sheet on Page 2 hereof for the locations of such information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEMS 10-13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, EXECUTIVE
             COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Part III, Items 10-13, has been included in the Registrant's definitive Proxy Statement, which will be mailed to the Commission by October 3, 1994, pursuant to Regulation 14A, and is incorporated herein by reference. See the Cross Reference Sheet on Page 2 hereof for the location of such information.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements and Supplementary Data

                                                                   PAGES IN 1994 ANNUAL REPORT
                                                                         TO STOCKHOLDERS
                                                                          INCORPORATED
                                                                       HEREIN BY REFERENCE
                                                                   ---------------------------
    Consolidated Balance Sheets as of June 30, 1994 and 1993.....               18
    Consolidated Statements of Operations, years ended June 30,
      1994, 1993 and 1992........................................               19
    Consolidated Statements of Stockholders' Equity, years ended
      June 30, 1994, 1993 and 1992...............................               20
    Consolidated Statements of Cash Flows, years ended June 30,
      1994, 1993 and 1992........................................               21
    Notes to Consolidated Financial Statements...................               22-33
    Report of Independent Auditors...............................               34
    Quarterly Financial Data (Unaudited).........................               33

(a)(2) Financial Statement Schedules

                                                                          PAGE OF THIS
                                                                            FORM 10-K
                                                                   ---------------------------
    Independent Auditors' Report on Schedules....................               21
    Schedule V -- Property, Plant and Equipment for Years Ended
      June 30, 1994, 1993 and 1992...............................               22
    Schedule VI -- Accumulated Depreciation, Depletion and
      Amortization of Property, Plant and Equipment for Years
      Ended June 30, 1994, 1993 and 1992.........................               23
    Schedule VIII -- Valuation and Qualifying Accounts for Years
      Ended June 30, 1994, 1993 and 1992.........................               24
    Schedule IX -- Consolidated Short-Term Borrowings for Years
      Ended June 30, 1994, 1993 and 1992.........................               25
    Schedule X -- Supplementary Income Statement Information for
      Years Ended June 30, 1994, 1993 and 1992...................               26

     Schedules other than those listed above are omitted because they are not required, are not applicable or the information required has been included elsewhere herein.

(a)(3) Exhibits

           3(a)      -- Restated and Amended Charter of Incorporation of the Company was
                        filed as Exhibit 3(a) to the Company's Annual Report on Form 10-K for
                        the fiscal year ended June 30, 1993, and is incorporated by reference.
           3(b)      -- Bylaws of the Company, as amended November 12, 1993.
           4(a)      -- Articles IV, VIII, IX and X of the Company's Charter of Incorporation
                        and the Statements of Resolution establishing the Company's 1982-A,
                        1982-B, 1982-C, 1982-D, 1983-A, 1984-A, 1984-B, 1985-A, 1986-A,
                        1987-A, 1988-A, 1988-1, 1989-A, 1989-1, 1989-2, 1990-1, 1990-2,
                        1991-1, 1991-2 and 1992-1 Series Convertible Preferred Stock and the
                        Company's Series X Junior Participating Preferred Stock are included in Exhibit 3(a) to the Company's Annual Report on Form 10-K for the
                        fiscal year ended June 30, 1993, and are incorporated by reference.
           4(b)      -- Articles II, V and VI of the Company's Bylaws are included in Exhibit
                        3(b) attached hereto.
           4(c)      -- First Mississippi Corporation 401(K) Thrift Plan, as amended and restated on February 13, 1986, was filed as Exhibit 4.3 to post-effective amendment No. 2 to the Company's Registration
                        Statement on Form S-8 (Registration No. 2-93585) and is incorporated by reference.
           4(d)      -- First Amendment to the First Mississippi Corporation 401(K) Thrift
                        Plan, as previously amended and restated, dated May 22, 1987, was filed on May 29, 1987, as Exhibit 4.4 to post-effective Amendment No.
                        3 to the Company's Registration Statement on Form S-8 (Registration
                        No. 2-93585) and is incorporated by reference.
           4(e)      -- Second Amendment to the First Mississippi Corporation 401(K) Thrift
                        Plan, as previously amended and restated, dated September 22, 1988, was filed as Exhibit 4(e) to the Company's Annual Report on Form 10-K
                        for the fiscal year ended June 30, 1988, and is incorporated by reference.
           4(f)      -- Third Amendment to the First Mississippi Corporation 401(K) Thrift
                        Plan, as previously amended and restated, dated November 14, 1991, was filed as Exhibit 4(b) to Item 7 to the Company's Form 8-K dated
                        November 14, 1991, and is incorporated by reference.
           4(g)      -- Fourth Amendment to the First Mississippi Corporation 401(K) Thrift
                        Plan, as previously amended and restated, dated May 12, 1992, was filed as Exhibit 4(g) to the Company's Annual Report on Form 10-K for
                        the fiscal year ended June 30, 1993, and is incorporated by reference.
           4(h)      -- The First Mississippi Corporation 401(K) Savings Plan, as amended and restated, effective July 1, 1989, was filed as Exhibit 4 to the
                        Company's Form 8-K dated June 13, 1994, and is incorporated by reference.
           4(i)      -- Amended and Restated Rights Agreement between the Company and
                        Ameritrust Company National Association, whose name has now been changed to Society National Bank, was filed as an Exhibit to Item 7 to the Company's Form 8-K dated February 28, 1989, and is
                        incorporated by reference.

           4(j)      -- Amended and Restated Gold Loan Agreement, dated as of January 26,
                        1988, between MASE WESTPAC, INC. and FMG Inc., was filed as Exhibit
                        10.15 to the Amendment No. 2 to the Registration Statement on Form
                        S-1 (Registration No. 33-18249) of FirstMiss Gold Inc. and is
                        incorporated by reference.
           4(k)      -- Loan Agreement between the Company and FirstMiss Gold Inc., dated
                        March 29, 1990, was filed as Exhibit 4(p) to the Annual Report on
                        Form 10-K for FirstMiss Gold Inc. for the fiscal year ended June 30,
                        1991, and is incorporated by reference.
           4(l)      -- Amendment to Loan Agreement between the Company and FirstMiss Gold
                        Inc., dated August 27, 1991, was filed as Exhibit 4(q) to the Annual
                        Report on Form 10-K for FirstMiss Gold Inc. for the fiscal year ended
                        June 30, 1991, and is incorporated by reference.
           4(m)      -- Credit Agreement, dated as of December 30, 1987, by and among FMG
                        Inc., FirstMiss Gold Inc., and Westpac Banking Corporation, was filed as Exhibit 10.17 to Amendment No. 1 to the Registration Statement on
                        Form S-1 (Registration No. 33-18249) of FirstMiss Gold Inc. and is
                        incorporated by reference.
           4(n)      -- First Amendment to the Credit Agreement, dated as of January 26,
                        1988, by and among FMG Inc., FirstMiss Gold Inc., and Westpac Banking
                        Corporation, was filed as Exhibit 10.23 to Amendment No. 2 to the
                        Registration Statement on Form S-1 (Registration No. 33-18249) of
                        FirstMiss Gold Inc. and is incorporated by reference.
           4(o)      -- Second Amendment to the Credit Agreement, dated as of April 14, 1988, by and among FMG Inc., FirstMiss Gold Inc., and Westpac Banking
                        Corporation, was filed as Exhibit 10.24 to Amendment No. 4 to the
                        Registration Statement on Form S-1 (Registration No. 33-18249) of
                        FirstMiss Gold Inc. and is incorporated by reference.
           4(p)      -- Third Amendment to the Credit Agreement, dated as of March 30, 1989, by and among FMG, Inc., First Miss Gold Inc., and Westpac Banking
                        Corporation, was filed as Exhibit 4(h) to the Annual Report on Form
                        10-K of FirstMiss Gold Inc. for fiscal year ended June 30, 1989, and is incorporated by reference.
           4(q)      -- Fourth Amendment to the Credit Agreement, dated as of July 2, 1990, by and among FMG, Inc., FirstMiss Gold Inc., and Westpac Banking
                        Corporation, was filed as Exhibit 4(m) to the Annual Report on Form
                        10-K of FirstMiss Gold Inc. for fiscal year ended June 30, 1991, and is incorporated by reference.
           4(r)      -- Senior Note Purchase Agreement (composite conformed copy with substantially all exhibits conformed as executed), dated as of June
                        1, 1992, between the Company and Connecticut General Life Insurance
                        Company, United Companies Life Insurance Company, Principal Mutual
                        Life Insurance Company, John Hancock Mutual Life Insurance Company,
                        The Ohio National Life Insurance Company, The Union Central Life
                        Insurance Company, The Manhattan Life Insurance Company and Modern
                        Woodmen of America, was filed as Exhibit 4(y) to the Company's Annual
                        Report on Form 10-K for the fiscal year ended June 30, 1992, and is incorporated by reference.
           4(s)      -- Credit Agreement, dated as of February 9, 1993, between the Company, the Banks party thereto and The Chase Manhattan Bank (National
                        Association), as Agent, was filed as Exhibit 4.1 to the Company's
                        Quarterly Report on Form 10-Q for the quarter ended December 31,
                        1992, and is incorporated herein by reference.

           4(t)      -- Amendment No. 1, dated as of August 1, 1993, to the Credit Agreement between the Company, the Banks party thereto and The Chase Manhattan
                        Bank (National Association), as Agent, was filed as Exhibit 4(s) to the Company's Annual Report on Form 10-K for the fiscal year ended
                        June 30, 1993, and is incorporated by reference.
           4(u)      -- Extension of commitment termination date, dated as of December 30,
                        1993, in accordance with the provisions of Section 2.04 of the Credit
                        Agreement dated as of February 9, 1993, between the Company, the
                        Banks party thereto and The Chase Manhattan Bank (National
                        Association), as Agent.
          10(a)*     -- Termination Agreement, dated July 1, 1989, between the Company and its Chief Executive Officer, was filed as Exhibit 10(b) to the
                        Company's Annual Report on Form 10-K for the fiscal year ended June
                        30, 1990, and is incorporated by reference.
          10(b)*     -- Form of Termination Agreement, dated July 1, 1989, between the
                        Company and each of the following executive officers of the Company:
                        J. Steve Chustz, C. R. Gibson, Charles M. McAuley, R. Michael
                        Summerford and O. E. Wall (Company's Termination Agreement with each such officer contains terms identical to those contained in the form of Agreement filed), was filed as Exhibit 10(c) to the Company's
                        Annual Report on Form 10-K for the fiscal year ended June 30, 1990, and is incorporated by reference.
          10(c)*     -- First Mississippi Corporation 1980 Long-Term Incentive Plan, as
                        amended, was filed as Exhibit 10(a) to Item 7 of the Company's Form
                        8-K dated November 14, 1991, and is incorporated by reference.
          10(d)*     -- First Mississippi Corporation 1988 Long-Term Incentive Plan, as
                        amended, was filed as Exhibit 10(b) to Item 7 of the Company's Form
                        8-K dated November 14, 1991, and is incorporated by reference.
          10(e)*     -- The descriptions of certain arrangements for directors and executive officers are described under the captions "Director Compensation" and
                        "Summary Compensation Table" of the Company's Proxy Statement for its
                        November 11, 1994 Annual Meeting of Stockholders, and are
                        incorporated by reference.
          10(f)*     -- 1991 Restatement of the First Mississippi Corporation Directors'
                        Retirement Plan, as revised and restated on May 14, 1991, was filed as Exhibit 10(f) to the Company's Annual Report on Form 10-K for the
                        fiscal year ended June 30, 1991, and is incorporated by reference.
          10(g)*     -- First Mississippi Corporation 1989 Deferred Compensation Plan for
                        Outside Directors, as amended on May 14, 1991, was filed as Exhibit
                        10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991, and is incorporated by reference.
          10(h)      -- Amended and Restated Gold Loan Agreement, dated as of January 26,
                        1988, is listed as Exhibit 4(j).
          10(i)      -- Gold Production Purchase Agreement between MASE WESTPAC, INC. and FMG
                        Inc. was filed as Exhibit 10.16 to Amendment No. 1 to the
                        Registration Statement on Form S-1 (Registration No. 33-18249) of
                        FirstMiss Gold Inc., and is incorporated by reference.
          10(j)      -- Amendment No. 1 to the Gold Production Purchase Agreement, dated as of January 26, 1988, between MASE WESTPAC, INC. and FMG Inc. was filed as Exhibit 10.22 to Amendment No. 2 to the Registration
                        Statement on Form S-1 (Registration No. 33-18249) of FirstMiss Gold
                        Inc., and is incorporated by reference.

          10(k)      -- Form of Indemnification Agreement between the Company and the following Directors or Officers of the Company (Company's
                        Indemnification Agreements with each such individual contains identical provisions to those contained in the form): Richard P.
                        Anderson, Paul A. Becker, James W. Crook, Charles R. Gibson, Robert
                        P. Guyton, Charles P. Moreton, Paul W. Murrill, William A. Percy, II,
                        Maurice T. Reed, Jr., Frank G. Smith, Leland R. Speed, R. Gerald
                        Turner, J. Kelley Williams, R. Michael Summerford, O. E. Wall,
                        Charles M. McAuley and J. Steve Chustz was filed as Exhibit 10(t) to the Company's Annual Report on Form 10-K for the fiscal year ended
                        June 30, 1988, and is incorporated by reference.
          10(l)*     -- FirstMiss Gold Inc. Amended and Restated Long-Term Incentive Plan was
                        filed as Exhibit 10(i) to the Annual Report on Form 10-K for
                        FirstMiss Gold Inc. for the fiscal year ended June 30, 1993, and is incorporated by reference.
          10(m)      -- Purchase and Sale Agreement between the Company, First Energy
                        Corporation, FRM, Inc., FEC Marketing, Inc. and JN Exploration &
                        Production Limited Partnership, dated June 16, 1993, relating to the sale of the Company's oil and gas reserves and related assets, was filed as Exhibit 10(n) to the Company's Annual Report on Form 10-K
                        for the fiscal year ended June 30, 1993, and is incorporated by reference.
          13         -- Annual Report to Stockholders for the year ended June 30, 1994. (Such
                        Annual Report is not, except for those portions thereof which are expressly incorporated by reference, to be deemed "filed" as part of this Form 10-K).
          21         -- List of the subsidiaries of the Company.
          23         -- Auditor's Consent regarding incorporation of reports into
                        Registration Statement Nos. 2-93584, 2-93585, 2-74337, 2-54048,
                        33-512, 33-9106, 33-17483, 33-24413, 33-24414, 33-26895, 33-31343,
                        33-33135, 33-37084, 33-39137, 33-43586, 33-43600, 33-45344 and
                        33-56026 is contained on Page 27 of this report.
          27         -- Financial Data Schedule.

- - - ---------------

  * Indicates management contract or compensatory plan or arrangement.

     Certain debt instruments have not been filed. The Company agrees to furnish a copy of such agreement(s) to the Commission upon request.

     (Note: The exhibits filed with the Commission are not included in this copy of the Form 10-K. A copy of the exhibits will be provided upon payment of a reasonable fee, to be specified at the time a request is made).

(b) A Form 8-K dated June 13, 1994, was filed by the Company relating to the First Mississippi Corporation 401(K) Savings Plan, as amended and restated, effective July 1, 1989. (Please see Item 4(h) in (a)(3) above.)

(c) Please see (a)(3) above.

(d) Please see (a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FIRST MISSISSIPPI CORPORATION

Date: September 23, 1994                    By:   /s/  J. KELLEY WILLIAMS
                                               J. Kelley Williams, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                TITLE                       DATE
- - - ---------------------------------------------   ----------------------------    -------------------
           /s/  J. KELLEY WILLIAMS              Chairman of the Board of         September 23, 1994
             J. Kelley Williams                   Directors, President,
                                                  Chief Executive Officer
                                                  (Principal Executive
                                                  Officer) and Director
         /s/  R. MICHAEL SUMMERFORD             Vice President and Chief         September 23, 1994
            R. Michael Summerford                 Financial Officer
                                                  (Principal Financial
                                                  Officer)
            /s/  TROY B. BROWNING               Controller (Principal            September 23, 1994
               Troy B. Browning                   Accounting Officer)
           /s/  RICHARD P. ANDERSON             Director                         September 23, 1994
             Richard P. Anderson
             /s/  PAUL A. BECKER                Director                         September 23, 1994
                Paul A. Becker
             /s/  JAMES W. CROOK                Director                         September 23, 1994
                James W. Crook
            /s/  ROBERT P. GUYTON               Director                         September 23, 1994
               Robert P. Guyton
           /s/  CHARLES P. MORETON              Director                         September 23, 1994
              Charles P. Moreton
             /s/  PAUL W. MURRILL               Director                         September 23, 1994
                Paul W. Murrill
          /s/  WILLIAM A. PERCY, II             Director                         September 23, 1994
             William A. Percy, II
          /s/  MAURICE T. REED, JR.             Director                         September 23, 1994
             Maurice T. Reed, Jr.
             /s/  LELAND R. SPEED               Director                         September 23, 1994
               Leland R. Speed
            /s/  R. GERALD TURNER               Director                         September 23, 1994
               R. Gerald Turner

                   INDEPENDENT AUDITORS' REPORT ON SCHEDULES

The Board of Directors and Stockholders
First Mississippi Corporation:

     Under date of September 9, 1994, we reported on the consolidated balance sheets of First Mississippi Corporation and subsidiaries as of June 30, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1994, as contained in the 1994 Annual Report to Stockholders. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1994. In connection with our audits of the aforementioned consolidated financial statements, we have audited the financial statement schedules listed in Item 14(a)(2) of Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

     In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                            KPMG PEAT MARWICK LLP

Jackson, Mississippi
September 9, 1994

                                                                      SCHEDULE V

          FIRST MISSISSIPPI CORPORATION AND CONSOLIDATED SUBSIDIARIES

                         PROPERTY, PLANT AND EQUIPMENT
                    YEARS ENDED JUNE 30, 1994, 1993 AND 1992
                           (IN THOUSANDS OF DOLLARS)

                                                                                    TRANSFERS
                                                                                     BETWEEN
                                                                                 CLASSIFICATIONS
                                                                                    AND OTHER
                                                                                      ASSET
                                       BALANCE AT                                  CATEGORIES
                                       BEGINNING                  RETIREMENTS       INCREASE        BALANCE AT
           CLASSIFICATIONS              OF YEAR      ADDITIONS     OR SALES        (DECREASE)       END OF YEAR
- - - -------------------------------------- ----------    ---------    -----------    ---------------    -----------
YEAR ENDED JUNE 30, 1994:
  Land and land improvements..........  $  13,440       1,837          169            (1,587)        $  13,521
  Buildings...........................     19,434         630            0               161            20,225
  Chemical plant facilities and
     equipment........................    159,836      10,840           25                 0           170,651
  Gold properties.....................    110,586       8,849          140           (10,604)          108,691
  Other facilities and equipment......     56,719      13,107        2,393             1,727            69,160
  Under capital leases:
     Land and land improvements.......        509           0            0                 0               509
     Buildings........................        216           0            0                 0               216
     Other equipment..................      8,958           0            0                 0             8,958
                                        ---------     -------     --------        ----------         ---------
          TOTAL.......................  $ 369,698      35,263        2,727           (10,303)(A)     $ 391,931
                                        =========     =======     ========        ==========         =========
Year ended June 30, 1993:
  Land and land improvements..........  $   9,844       3,596            0                 0         $  13,440
  Buildings...........................     19,244         190            0                 0            19,434
  Chemical plant facilities and
     equipment........................    145,178      14,658            0                 0           159,836
  Gold properties.....................     95,447      15,514          375                 0           110,586
  Other facilities and equipment......     50,703       6,704          747                59            56,719
  Under capital leases:
     Land and land improvements.......        509           0            0                 0               509
     Buildings........................        216           0            0                 0               216
     Other equipment..................      9,017           0            0               (59)            8,958
                                        ---------     -------     --------        ----------         ---------
          TOTAL.......................  $ 330,158      40,662        1,122                 0         $ 369,698
                                        =========     =======     ========        ==========         =========
Year ended June 30, 1992:
  Land and land improvements..........  $   9,574         645            0              (375)        $   9,844
  Buildings...........................     18,835         336            0                73            19,244
  Chemical plant facilities and
     equipment........................    137,283       8,848        1,689               736           145,178
  Gold properties.....................     92,519       2,961(b)        33                              95,447
  Other facilities and equipment......     47,236       7,565        3,651              (447)           50,703
  Under capital leases:
     Land and land improvements.......        509           0            0                 0               509
     Buildings........................        216           0            0                 0               216
     Other equipment..................      9,004           0            0                13             9,017
                                        ---------     -------     --------        ----------         ---------
          TOTAL.......................  $ 315,176      20,355        5,373                 0         $ 330,158
                                        =========     =======     ========        ==========         =========

- - - ---------------

(a) Includes $9,846 of deferred stripping costs reclassified to amortization expense and $457 of certain spare parts reclassified to inventory.

(b) Includes capital project refund of $1,161 which reduced the cost basis of certain property assets.

                                                                     SCHEDULE VI

          FIRST MISSISSIPPI CORPORATION AND CONSOLIDATED SUBSIDIARIES

      ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF PROPERTY,
                             PLANT AND EQUIPMENT
                    YEARS ENDED JUNE 30, 1994, 1993 AND 1992
                           (IN THOUSANDS OF DOLLARS)

                                                                                    TRANSFERS
                                                                                     BETWEEN
                                                                                 CLASSIFICATIONS
                                                                                    AND OTHER
                                                                                      ASSET
                                       BALANCE AT                                  CATEGORIES
                                       BEGINNING                  RETIREMENTS       INCREASE        BALANCE AT
           CLASSIFICATIONS              OF YEAR      ADDITIONS     OR SALES        (DECREASE)       END OF YEAR
- - - -------------------------------------- ----------    ---------    -----------    ---------------    -----------
YEAR ENDED JUNE 30, 1994:
  Land and land improvements..........  $   3,486         953            0                 0         $   4,439
  Buildings...........................      7,851       1,675            0                 0             9,526
  Chemical plant facilities and
     equipment........................     83,510      10,680           25                 0            94,165
  Gold properties.....................     46,662      11,040          276                              57,426
  Other facilities and equipment......     19,693       4,243        2,386                              21,556
  Under capital leases:
     Land and land improvements.......         22           5            0                 0                27
     Buildings........................         47          11            0                 0                58
     Other equipment..................      2,316         527            0                 0             2,843
                                        ---------     -------     --------        ----------         ---------
          TOTAL.......................  $ 163,587      29,134        2,687                 0         $ 190,040
                                        =========     =======     ========        ==========         =========
Year ended June 30, 1993:
  Land and land improvements..........  $   2,725         761            0                 0         $   3,486
  Buildings...........................      6,127       1,724            0                 0             7,851
  Chemical plant facilities and
     equipment........................     73,794       9,716            0                 0            83,510
  Gold properties.....................     35,551      11,191           80                 0            46,662
  Other facilities and equipment......     16,118       3,918          343                 0            19,693
  Under capital leases:
     Land and land improvements.......         17           5            0                 0                22
     Buildings........................         36          11            0                 0                47
     Other equipment..................      1,789         527            0                 0             2,316
                                        ---------     -------     --------        ----------         ---------
          TOTAL.......................  $ 136,157      27,853          423                 0         $ 163,587
                                        =========     =======     ========        ==========         =========
Year ended June 30, 1992:
  Land and land improvements..........  $   1,857         888            0               (20)        $   2,725
  Buildings...........................      4,094       1,995            0                38             6,127
  Chemical plant facilities and
     equipment........................     65,945       9,148        1,365                66            73,794
  Gold properties.....................     23,061      12,510           20                 0            35,551
  Other facilities and equipment......     14,385       3,161        1,344               (84)           16,118
  Under capital leases:
     Land and land improvements.......         12           5            0                 0                17
     Buildings........................         25          11            0                 0                36
     Other equipment..................      1,242         547            0                 0             1,789
                                        ---------     -------     --------        ----------         ---------
          TOTAL.......................  $ 110,621      28,265        2,729                 0         $ 136,157
                                        =========     =======     ========        ==========         =========

                                                                   SCHEDULE VIII

          FIRST MISSISSIPPI CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED JUNE 30, 1994, 1993 AND 1992
                           (IN THOUSANDS OF DOLLARS)

                                                                                   OTHER
                                                 BALANCE AT     CHARGED TO       ADDITIONS       BALANCE
                                                 BEGINNING      COSTS AND      (DEDUCTIONS),     AT END
                  DESCRIPTION                     OF YEAR        EXPENSES           NET          OF YEAR
- - - -----------------------------------------------  ----------     ----------     -------------     -------
YEAR ENDED JUNE 30, 1994:
  Allowance for doubtful accounts..............   $  4,565       $    561        $  (4,405)      $   721
  Allowance for restructuring costs............   $ 21,535       $      0        $ (19,075)      $ 2,460
Year ended June 30, 1993:
  Allowance for doubtful accounts..............   $  2,084       $  2,589        $    (108)      $ 4,565
  Allowance for restructuring costs............   $      0       $ 39,578        $ (18,043)      $21,535
Year ended June 30, 1992:
  Allowance for doubtful accounts..............   $    360       $  2,276        $    (552)      $ 2,084

                                                                     SCHEDULE IX

          FIRST MISSISSIPPI CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONSOLIDATED SHORT-TERM BORROWINGS
                        THREE YEARS ENDED JUNE 30, 1994
                            (IN MILLIONS OF DOLLARS)

                                                                     MAXIMUM         AVERAGE         WEIGHTED
                                                                     AMOUNT          AMOUNT           AVERAGE
                                    BALANCE        WEIGHTED        OUTSTANDING     OUTSTANDING     INTEREST RATE
       CATEGORY OF AGGREGATE        AT END          AVERAGE          AT ANY        DURING THE       DURING THE
       SHORT-TERM BORROWINGS       OF PERIOD     INTEREST RATE      MONTH END       PERIOD(1)        PERIOD(2)
- - - ---------------------------------  ---------     -------------     -----------     -----------     -------------
1994
  Notes payable, banks...........      $ 0            N/A             $ 4.9           $ 1.6              4%
1993
  Notes payable, banks...........      $ 0            N/A             $27.4           $10.7              4%
1992
  Notes payable, banks...........      $10             5%             $18.8           $14.0              6%

- - - ---------------

(1) Average of daily balances for 366 days in 1992 and 365 days in 1993 and 1994.

(2)  Total interest accrued divided by average daily balance.

                                                                      SCHEDULE X

          FIRST MISSISSIPPI CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                    YEARS ENDED JUNE 30, 1994, 1993 AND 1992
                           (IN THOUSANDS OF DOLLARS)

                                                                    1994       1993       1992
                                                                   ------     ------     ------
Taxes, other than payroll and income taxes........................ $5,220     $5,157     $4,379

                         INDEPENDENT AUDITORS' CONSENT

The Board of Directors
First Mississippi Corporation:

     We consent to incorporation by reference in the Registration Statements on Form S-8 (Nos. 2-93584, 2-93585, 2-74337, 2-54048, 33-512, 33-9106, 33-17483,
33-24413, 33-24414, 33-26895, 33-31343, 33-33135, 33-37084, 33-39137, 33-43586,
33-43600, 33-45344 and 33-56026) of our reports dated September 9, 1994, relating to the consolidated financial statements and financial statement schedules of First Mississippi Corporation and subsidiaries as of June 30, 1994 and 1993 and for each of the years in the three-year period ended June 30, 1994, which reports appear or are incorporated by reference in the June 30, 1994 annual report on Form 10-K of First Mississippi Corporation. Our report on the consolidated financial statements refers to a change in the method of accounting for income taxes.

                                                   KPMG PEAT MARWICK LLP

Jackson, Mississippi
September 27, 1994

                                    EXHIBITS

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER
- - - -----------
   3(b)    -- Bylaws, as amended November 12, 1993
   4(u)    -- Extension of commitment termination date, dated as of December 30, 1993, in accordance with the provisions of Section 2.04 of the Credit Agreement dated as of February 9, 1993, between the Company, the Banks party thereto, and The Chase Manhattan Bank (National Association), as
              Agent
  13       -- Annual Report to Stockholders for year ended June 30, 1994. (Such Annual
              Report is not, except for those portions thereof which are expressly incorporated by reference herein, to be deemed "filed" as part of this
              Form 10-K)
  21       -- List of the subsidiaries of the Registrant
  23       -- Auditor's Consent regarding incorporation of reports into registration statement
              Nos. 2-93584, 2-93585, 2-74337, 2-54048, 33-512, 33-9106, 33-17483,
              33-24413, 33-24414, 33-26895, 33-31343, 33-33135, 33-37084, 33-39137,
              33-43586, 33-43600, 33-45344 and 33-56026 is contained on Page 27 of this report
  27       -- Financial Data Schedule

(Note: The exhibits filed with the Commission are not included in this copy of the Form 10-K. A copy of the exhibits will be provided upon payment of a reasonable fee, to be specified at the time a request is made).

                                   APPENDIX

1. In the top right corner of Page 13 is an outline map of the state of Nevada showing the location of the Getchell Property and the towns of Winnemucca and Reno.

   In the bottom left portion of the page is an outline map of the Getchell Property showing property boundaries and the location of the underground mine, pits, ridges, facilities and nearby competitors' operations.