Form 10-Q
period 1994-09-30
FIRST MISSISSIPPI CORP
filed 1994-11-14
CIK 36537

                                   Form 10-Q
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

(Mark One)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended   September 30, 1994

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the transition period from _______________ to ________________

Commission File Number:      1-7488


                         First Mississippi Corporation
- - - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         Mississippi                                         64-0354930
- - - ---------------------------------                    -------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

   700 North Street, Jackson, MS                              39202-3095
- - - -----------------------------------                  -------------------------
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


                              Yes   X     No
                                   ---       ---



             Class                             Outstanding at October 31,1994
- - - ---------------------------------              -------------------------------
   Common Stock, $1 Par Value                             20,217,490

                         Part I.  Financial Information
Item 1.  Financial Statements

                         First Mississippi Corporation
                    Consolidated Balance Sheets (Unaudited)
                           (In Thousands of Dollars)

                                                  Sept. 30    June 30
                                                    1994        1994
                                                 ---------    -------
Assets:
Current assets
  Cash and cash equivalents                      $  14,532      4,952
  Receivables, net                                  68,329     58,840
  Inventories:
   Finished products                                22,414     25,334
   Work in process                                  20,932     19,828
   Raw materials and supplies                       23,208     22,041
   Product exchange agreements                          77        933
                                                  --------   --------
    Total inventories                               66,631     68,136
                                                  --------   --------
  Prepaid expenses and other current assets         11,009      6,907
                                                  --------   --------
    Total current assets                           160,501    138,835
                                                  --------   --------
Investments and other assets                        36,182     36,850
Property, plant and equipment                      397,905    391,931
 Less: accumulated depreciation,
  depletion and amortization                       196,955    190,040
                                                  --------   --------
                                                   200,950    201,891
                                                  --------   --------
                                                  $397,633    377,576
                                                  ========   ========

Liabilities and Stockholders' Equity:
Current liabilities
  Current instalments of long-term debt           $  1,466      1,433
  Deferred revenue                                   2,943      1,477
  Accounts payable                                  42,383     41,291
  Accrued expenses and other current liabilities    22,010     15,760
                                                  --------   --------
    Total current liabilities                       68,802     59,961
                                                  --------   --------
Long-term debt                                      98,708    104,287
Deferred revenue and other liabilities              12,661     12,491
Deferred taxes                                      15,906     13,922
Minority interests                                   9,357      9,228
Stockholders' equity:
  Common stock                                      20,181     20,086
  Additional paid-in capital                         4,285      3,378
  Retained earnings                                167,733    154,223
                                                  --------   --------
    Total stockholders' equity                     192,199    177,687
                                                  --------   --------
                                                  $397,633    377,576
                                                  ========   ========




The accompanying notes are an integral part of the financial statements.

                         First Mississippi Corporation
               Consolidated Statements of Operations (Unaudited)
              (In Thousands of Dollars, Except Per Share Amounts)





                                                          3 Months ended
                                                           September 30
                                                           1994     1993
                                                         -------- --------
Revenues:
  Sales                                                  $156,894  113,340
  Loss on investments                                           -      (78)
  Interest and other income                                   250      998
                                                         -------- --------
                                                          157,144  114,260
                                                         -------- --------
Costs and expenses:
  Cost of sales                                           114,881   95,506
  General, selling and
    administrative expenses                                11,962   10,719
  Other operating expenses                                  3,399    2,389
  Interest expense                                          2,265    2,830
                                                         -------- --------
                                                          132,507  111,444
                                                         -------- --------
Earnings before income taxes, minority interests,
  investee earnings (loss) and cumulative effect
  of change in accounting principle                        24,637    2,816
Income taxes                                                9,600    1,650
Minority interests                                           (129)    (216)
Equity in net earnings (loss) of equity investees             115     (148)
                                                         -------- --------
Earnings from operations before cumulative effect
  of change in accounting principle                        15,023      802
Cumulative effect of change in accounting principle             -    4,200
                                                         -------- --------
Net earnings                                             $ 15,023    5,002
                                                         ======== ========

Earnings per common share:
   Before cumulative effect of accounting change         $   0.74     0.04
   Cumulative effect of change in accounting principle          -     0.21
                                                         -------- --------
Earnings per common share                                $   0.74     0.25
                                                         ======== ========

Average shares outstanding                                 20,393   20,013

Cash dividend declared per share                         $  0.075    0.075



The accompanying notes are an integral part of the financial statements.

                         First Mississippi Corporation
               Consolidated Statements of Cash Flows (Unaudited)
                           (In Thousands of Dollars)



                                                           3 Months ended
                                                            September 30
                                                            1994     1993
                                                         -------- --------
Cash flows from operating activities:
  Net earnings                                           $ 15,023    5,002
  Adjustments to reconcile net earnings to net
   cash provided by (used in) operating activities:
    Depreciation, depletion and amortization                9,896    8,317
    Deferred taxes and other items                          4,191   (2,423)
    Change in current assets and liabilities, net
     of effects of dispositions                            (5,101) (18,166)
                                                         -------- --------
  Net cash provided by (used in) operating activities      24,009   (7,270)
                                                         -------- --------
Cash flows from investing activities:
  Capital expenditures                                     (8,224)  (5,489)
  Deferred stripping costs                                    (37)  (1,063)
  Proceeds from sale of property, plant and equipment          10      244
  Acquisition of investments and other assets                 (18)    (452)
                                                         -------- --------
  Net cash used in investing activities                    (8,269)  (6,760)
                                                         -------- --------
Cash flows from financing activities:
  Net repayments of notes payable to banks                      -    2,000
  Principal repayments of long-term debt                   (5,197)  (5,920)
  Dividends                                                (1,514)  (1,499)
  Proceeds from issuance of long-term debt                     94   14,000
  Repayment of gold loan                                        -   (2,227)
  Proceeds from issuance of common stock                      457        -
                                                         -------- --------
  Net cash provided by (used in) financing activities      (6,160)   6,354
                                                         -------- --------
Net increase (decrease) in cash and cash equivalents        9,580   (7,676)
Cash and cash equivalents at beginning of period            4,952   15,878
                                                         -------- --------
Cash and cash equivalents at end of period               $ 14,532    8,202
                                                         ======== ========
Supplemental disclosures of cash flow information
  Cash paid (received) during the period for:
    Interest, net of amounts capitalized                 $  2,508    3,020
                                                         ======== ========
    Income taxes, net                                    $ (4,366)   6,140
                                                         ======== ========





The accompanying notes are an integral part of the financial statements.

                         First Mississippi Corporation
                    Industry Segment Information (Unaudited)
                           (In Thousands of Dollars)




                                                          3 Months ended
                                                           September 30
                                                           1994     1993
                                                         -------- --------
Sales:
    Chemicals                                            $ 49,509   39,614
    Fertilizer                                             58,551   33,855
    Gold                                                   21,940   20,836
    Combustion, Thermal Plasma and Other                   26,894   19,035
                                                         -------- --------
     Total                                               $156,894  113,340
                                                         ======== ========

Operating profit(loss)
  before income taxes:
    Chemicals                                            $ 10,586    7,293
    Fertilizer                                             18,721    2,306
    Gold                                                    1,435       (4)
    Combustion, Thermal Plasma and Other                   (1,826)  (2,351)
                                                         -------- --------
                                                           28,916    7,244
Unallocated corporate expenses                             (2,137)  (1,717)
Interest income (expense), net                             (2,172)  (2,773)
Other income (expense), net                                    30       62
                                                         -------- --------
     Total                                               $ 24,637    2,816
                                                         ======== ========





The accompanying notes are an integral part of the financial statements.

First Mississippi Corporation and Consolidated Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited.  In Thousands of Dollars)

NOTE 1 - GENERAL

The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Annual Report of the Company and Form 10-K for the year ended June 30, 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         Three months ended September 30, 1994 compared to the three months ended September 30, 1993

Consolidated Results

         Earnings for the three months ended September 30, 1994 were $15.0 million versus $5.0 million for the same period last year. Prior year earnings included a $4.2 million benefit from an accounting change related to deferred income taxes. The higher earnings reflected improved operating results in all segments versus the prior year and lower interest expense due to lower average debt for the period.

Segment Operations

         Segment operating results and sales were up 299% and 38%, respectively, over the prior year with increases in all segments, but most significantly in the fertilizer segment.

         Fertilizer pretax operating profits for the quarter were up $16.4 million and sales increased 73% from the prior year, primarily due to a 102% increase in average ammonia price to $180 per ton. Results also reflect greater urea volume and lower costs for natural gas. Ammonia volume was down 6% versus the prior year due to a five-day plant outage at AMPRO in July and less ammonia available under purchase contracts. Urea volume was up 54% with strong demand for use on wheat, while average price declined 4%. Unit production cost was lower due to a decline in average natural gas cost, which was 12% below last year. Ammonia prices continue to reflect a condition of tight supplies and good demand for both industrial and agricultural use.

         Chemicals pretax operating results and sales for the quarter were up 45% and 25%, respectively, over prior year. The improvement was due to higher sales of specialty chemicals for agriculture and performance chemicals for the semiconductor industry, additional nitrobenzene volume and higher aniline prices. Contribution for specialties including performance chemicals increased 25% and represented 55% of total chemicals contribution versus 53% last year. Intermediate contribution increased 14% and should continue to benefit from a multi-year contract to supply nitrobenzene to a customer that will fully utilize nitrobenzene capacity through 1999.

         Gold pretax operating results for the quarter were a profit of $1.4
million versus a loss of $4,000 last year.   The improvement was due to higher
mill feed grades and lower production costs.   The following table highlights
sales and production information:

                                                Three Months Ended
                                                ------------------
                                                 9/30/94   9/30/93
                                                --------  --------
Ounces Sold                                      56,844     54,401
Average Realized Price/oz.                         $386       $383
Average Market Price/oz.                           $386       $370
Ounces Produced:
        Mill                                     51,522     47,020
        Heap Leach                                5,322      7,381
Cash Cost/oz.:
        Mill                                       $274       $312
        Heap Leach                                 $241       $162
        Combined                                   $271       $292
Total Cost/oz.:
        Mill                                       $326       $382
        Heap Leach                                 $254       $172
        Combined                                   $319       $353


         Net sales rose 5% due to a 4% increase in ounces sold and a slight increase in average realized gold price. Higher mill feed grades of 0.214 ounces per ton, versus 0.160 a year earlier, account for the improved sales volume. Cost of sales were down $1.1 million from a year earlier due to lower mill operating costs and lower depreciation. Mill throughput averaged 3,076 tons per day for the quarter, down from 3,551 per day last year due to scheduled mill maintenance projects. Exploration expenses totaled $1.7 million for the quarter, an increase of $0.6 million over the same period last year. Most of the exploration spending was related to the Turquoise Ridge trend, where drilling continues to expand the mineralized areas discovered during the last one and one-half years.

         Underground test stoping and core drilling on the Getchell Main Underground ore body have now indicated that a drift-and- fill mining method will be required rather than open stope mining as initially planned. As a result, start-up of the Getchell Main Underground operation will be delayed until mid-fiscal 1995. The planned underground production rate has been reduced from 2,000 tons per day to approximately 1,000 tons per day. Average mill feed grade and operating earnings are expected to decrease as a result of lower underground production and additional blending of lower grade stockpiles. In addition, mining in the Getchell Main Pit has been slowed by congested working conditions in the narrowing pit floor. As a result, pit ore production will be extended into the spring of 1995.

         Combustion, thermal plasma and other pretax operating losses decreased 22% from the prior year. The improvement was primarily due to higher sales and margins for combustion products and increased sales of thermal plasma systems. Sales were up 41% with increases in all operations, primarily steel. Steel operating results remained about the same, however, due to increased raw material cost.

Capital Resources and Liquidity

         Cash flow from operations was $24.0 million, driven by strong net earnings, and generated a $9.6 million increase in cash and cash equivalents for the quarter. As of September 30, 1994, total debt as a percentage of total debt and equity was 34% versus 37% at prior year-end.

                                    Part II




Item 1.  Legal Proceedings

         On November 3, 1994, Thunderbird Energy, Inc. ("Thunderbird") and Samuel Francis brought suit against First Mississippi Corporation ("FRM"), alleging, among other things, fraudulent inducement, negligent misrepresentation and breach of contract in connection with FRM's sale of its coal operations (Pyramid Mining, Inc.) in fiscal 1994. The suit, which is filed in Davies County Circuit Court in Kentucky, seeks an unspecified amount of damages and/or rescission of the sale. Samuel Francis is the guarantor of the indebtedness Thunderbird owes to FRM from the sale. Based on its investigation as of the date of this Report on Form 10-Q, FRM believes the allegations to be without merit and intends to defend the suit vigorously. On October 14, 1994, FRM brought suit in the United States District Court for the Southern District of Mississippi against Thunderbird, Pyramid Mining and Samuel Francis, to collect various amounts owed to FRM arising out of the Pyramid sale. That lawsuit also seeks a declaratory judgment that any allegations of misrepresentation by FRM raised by Thunderbird, Pyramid Mining or Francis are without merit.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit 27 - Financial Data Schedules

         (b)  Reports on Form 8-K.

           No report on Form 8-K was filed by the Registrant during the three months ended September 30, 1994.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               FIRST MISSISSIPPI CORPORATION



November 10, 1994              /s/ J. Kelley Williams
Date                           J. Kelley Williams
                               Chairman and Chief Executive Officer



November 10, 1994              /s/ R. Michael Summerford
Date                           R. Michael Summerford
                               Vice President and Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBITS

       27    Financial Data Schedules