Form 10-Q
period 1994-12-31
FIRST MISSISSIPPI CORP
filed 1995-02-14
CIK 36537

                                   Form 10-Q
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended   December 31, 1994
                        -----------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from             to
                               -----------    ------------
Commission File Number:      1-7488
                        -----------

                       First Mississippi Corporation
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

Registrant's Telephone Number, including Area Code:    601/948-7550
                                                       ------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



         Yes   X          No
             ------          ------




             Class                     Outstanding at January 31, 1995
   --------------------------          -------------------------------
   Common Stock, $1 Par Value                    20,379,358

                         Part I.  Financial Information

Item 1.  Financial Statements

                         First Mississippi Corporation
                    Consolidated Balance Sheets (Unaudited)
                           (In Thousands of Dollars)


                                                 Dec. 31    June 30
                                                   1994      1994
                                                --------   --------
Assets:
Current assets
  Cash and short-term investments               $ 28,807      4,952
  Accounts receivable                             60,641     58,840
  Inventories:
   Finished products                              25,949     25,334
   Work in process                                20,252     19,828
   Raw materials and supplies                     25,104     22,041
   Product exchange agreements                     1,237        933
                                                --------    -------
    Total inventories                             72,542     68,136
                                                --------    -------
  Prepaid expenses and other current assets       14,624      6,907
    Total current assets                         176,614    138,835
                                                --------    -------
Investments and other assets                      36,117     36,850
Property, plant and equipment                    411,286    391,931
 Less: accumulated depreciation,
  depletion and amortization                     203,690    190,040
                                                --------    -------
                                                 207,596    201,891
                                                --------    -------
                                                $420,327    377,576
                                                ========    =======
Liabilities and Stockholders' Equity:
Current liabilities
  Current instalments of long-term debt         $  1,299      1,433
  Deferred revenue                                12,649      1,477
  Accounts payable                                45,338     41,291
  Accrued expenses and other current
    liabilities                                   16,907     15,760
                                                --------    -------
      Total current liabilities                   76,193     59,961
                                                --------    -------
Long-term debt                                    97,699    104,287
Other long-term liabilities                       14,543     12,491
Deferred taxes                                    18,114     13,922
Minority interests                                 9,069      9,228
Stockholders' equity:
  Common stock                                    20,338     20,086
  Additional paid-in capital                       5,469      3,378
  Retained earnings                              178,902    154,223
                                                --------    -------
    Total stockholders' equity                   204,709    177,687
                                                --------    -------
                                                $420,327    377,576
                                                ========    =======





The accompanying notes are an integral part of these financial statements.

                         First Mississippi Corporation
               Consolidated Statements of Operations (Unaudited)
              (In Thousands of Dollars, Except Per Share Amounts)



                                         3 Months Ended   6 Months Ended

                                              Dec. 31         Dec.  31
                                          --------------   --------------
                                          1994      1993   1994      1993
                                          ----      ----   ----      ----
Revenues:
  Sales                                $143,957  115,920  300,851  229,260
  Loss on investments                       (19)    (147)     (19)    (225)
  Interest and other income                 565    1,114      815    2,112
                                       --------  -------  -------  -------
                                        144,503  116,887  301,647  231,147
                                       --------  -------  -------  -------
Costs and expenses:
  Cost of sales                         107,717   95,925  222,598  191,431
  General, selling and
    administrative expenses              11,918   10,511   23,880   21,230
  Other operating expenses                2,357    2,036    5,756    4,425
  Interest expense                        2,083    2,610    4,348    5,440
                                       --------  -------  -------  -------
                                        124,075  111,082  256,582  222,526
                                       --------  -------  -------  -------
Earnings before income taxes             20,428    5,805   45,065    8,621
Income tax expense                        7,960    2,150   17,560    3,800
Minority interests                          326     (339)     197     (555)
Equity in net earnings (loss) of
 equity investees                           148     (248)     263     (396)
                                       --------  -------  -------  -------
Earnings from operations               $ 12,942    3,068   27,965    3,870
Cumulative effect of change in
 accounting principle                         -        -        -    4,200
                                       --------  -------  -------  -------
  Net earnings                         $ 12,942    3,068   27,965    8,070
                                       ========  =======  =======  =======
Earnings per common share:
 Operating                             $   0.63     0.15     1.36     0.19
 Cumulative effect of change in
  accounting principle                        -        -        -     0.21
                                       --------  -------  -------  -------
Earnings per common share              $   0.63     0.15     1.36     0.40
                                       ========  =======  =======  =======
Average shares outstanding               20,626   20,096   20,509   20,054

Cash dividend declared
  per share                            $  0.088    0.075    0.163    0.150





The accompanying notes are an integral part of these financial statements.

                         First Mississippi Corporation
               Consolidated Statements of Cash Flows (Unaudited)
                           (In Thousands of Dollars)




                                                            6 Months Ended
                                                                Dec. 31
                                                         -------------------
                                                           1994       1993
                                                         -------     -------
Cash flows from operating activities:
  Net earnings                                           $ 27,965      8,070
  Adjustments to reconcile earnings to
   net cash provided by (used in) operating activities:
    Depreciation, depletion and amortization               18,692     19,558
    Deferred taxes and other items                         17,245     (1,267)
    Change in current assets and liabilities net
     of effects of dispositions                            (6,965)   (28,560)
                                                         --------    -------
Net cash provided by (used in) operating activities        56,937     (2,199)
                                                         --------    -------
Cash flows from investing activities:
  Proceeds from sale of subsidiary                              -      4,965
  Capital expenditures                                    (23,236)   (11,962)
  Deferred stripping costs                                   (222)    (2,828)
  Proceeds from sale of property, plant and equipment          26        268
  Proceeds from disposition of investments and
    other assets                                                -      7,594
  Acquisition of investments and other assets                (343)      (838)
                                                         --------    -------
  Net cash used in investing activities                   (23,775)    (2,801)
                                                         --------    -------
Cash flows from financing activities:
  Net borrowings of notes payable to banks                      -      3,025
  Principal repayments of long-term debt                   (6,074)    (6,064)
  Dividends                                                (4,794)    (2,998)
  Proceeds from issuance of long-term debt                    151      4,241
  Repayment of gold loan                                        -     (4,454)
  Proceeds from issuance of common stock                    1,410        107
                                                         --------    -------
  Net cash used in financing activities                    (9,307)    (6,143)
                                                         --------    -------
Net increase (decrease) in cash and cash equivalents       23,855    (11,143)
Cash and cash equivalents at beginning of period            4,952     15,878
                                                         --------    -------
Cash and cash equivalents at end of period               $ 28,807      4,735
                                                         ========    =======
Supplemental disclosures of cash flow information
  Cash paid during the period for:
    Interest, net of amounts capitalized                 $  4,984      5,581
                                                         ========    =======
    Income taxes, net                                    $  5,662      9,707
                                                         ========    =======





The accompanying notes are an integral part of these financial statements.

                         First Mississippi Corporation
                    Industry Segment Information (Unaudited)
                           (In Thousands of Dollars)





                                         3 Months Ended    6 Months Ended
                                             Dec. 31          Dec. 31
                                       -----------------------------------
                                          1994     1993     1994     1993
                                       -------- -------- -------- --------
Sales
    Chemicals                          $ 50,810   34,860  100,319   74,474
    Fertilizer                           48,467   36,050  107,018   69,905
    Gold                                 17,832   24,495   39,772   45,331
    Combustion, Thermal Plasma
        and Other                        26,848   20,515   53,742   39,550
                                       -------- -------- -------- --------
     Total                             $143,957  115,920  300,851  229,260
                                       ======== ======== ======== ========

Operating profit(loss)
  before income taxes
    Chemicals                          $ 10,092    7,129   20,678   14,422
    Fertilizer                           18,363    2,138   37,084    4,444
    Gold                                 (2,384)   3,358     (949)   3,354
    Combustion, Thermal Plasma
        and Other                        (1,971)  (2,273)  (3,797)  (4,624)
                                       -------- -------- -------- --------
                                         24,100   10,352   53,016   17,596

Unallocated corporate expenses           (1,896)  (1,904)  (4,033)  (3,621)
Interest income(expense), net            (1,718)  (2,505)  (3,890)  (5,278)
Other income(expense), net                  (58)    (138)     (28)     (76)
                                       -------- ----------------- --------
     Total                             $ 20,428    5,805   45,065    8,621
                                       ======== ======== ======== ========





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


NOTE 2 - COMMITMENTS AND CONTINGENT LIABILITIES

         At December 31, 1994, the Company had hedge commitments under spot deferred sales contracts for the delivery of gold as follows:

                                   Average Price
         Delivery Dates              per ounce          Ounces
         --------------            -------------        ------
         1/1/95-6/30/95                $392             107,400
         7/1/95-6/30/96                $398             123,000

         Based on the market price of gold at December 31, 1994, the net unrealized loss on these contracts is $279.

         Also at December 31, 1994, The Company had entered hedge contracts representing approximately 40% of anticipated purchases of natural gas related to fertilizer operations as follows:

     Delivery Dates             Average Price per BTU        MMBTU
     --------------             ---------------------        -----
     1/1/95-6/30/95                    $2.21                  510

         The net unrealized loss on these natural gas contracts at December 31, 1994, is $2,572.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

         Six months ended December 31, 1994 compared to the six months ended December 31, 1993

Consolidated Results

         Earnings for the six months ended December 31, 1994 were $28.0 million versus $8.1 million for the prior year. Prior year earnings included a $4.2 million benefit from an accounting change related to deferred income taxes.
The higher earnings were primarily due to improved segment operating results. Net interest expense declined for the current year due to lower average debt and higher interest income from increased short-term investments. Equity affiliate results were up reflecting improvement at Melamine Chemicals due to higher sales prices and lower production costs.

Segment Operations

         Segment operating results and sales were up 201% and 31%, respectively, over the prior year, with improvement in all operations except gold.

         Fertilizer pretax operating profits for the six months were up $32.6 million over the same period prior year due to higher ammonia and urea prices and lower natural gas costs. Sales for the current year were up 53% as a 71% increase in average ammonia and urea prices and a 25% increase in urea volume offset a 13% decrease in ammonia volume. Prices were up due to tight supplies and good demand for both industrial and agricultural use. Ammonia volume decreased due to less brokerage tonnage available under contract and lower production from AMPRO due to a five-day plant outage in July and a planned maintenance shut-down in November. Urea volume was up due to lower production prior year caused by a 26-day planned maintenance shut-down at Triad. Average natural gas prices declined 11% from the same period prior year. Gas cost for the current and prior year includes $2.6 million in losses and $0.9 million in gains, respectively, from hedging transactions. At December 31, 1994, the Company had futures contracts for approximately 40% of anticipate purchases of natural gas to June 1995 at an average price of $2.21 per MMBTU.

         Chemicals pretax operating results increased 43% over the prior year, as intermediate and specialty chemicals sales increased 33% and 36%, respectively. Intermediate sales increased on a 23% increase in volume, primarily nitrobenzene, and 8% increase in average unit price. Specialty chemicals sales increased primarily due to higher volume of specialty chemicals for agriculture and performance chemicals for the semiconductor industry. Year-to-date contribution from specialties including performance chemicals increased 28% and represented 57% of total chemicals contribution versus 55% last year.

         Gold pretax operating results for the current six months was a loss of $0.9 million versus a profit of $3.4 million last year. The decrease in results was primarily due to lower ore grades. The following table highlights sales and production information:

                                         Six Months Ended
                                        ------------------
                                        12/31/94  12/31/93
                                        --------  --------
Ounces sold                             103,306   117,263
Average Realized Price/oz.                 $385       387
Average Market Price/oz.                   $385       374
Ounces Produced:
       Mill                              93,407   101,991
       Heap Leach                         9,899    15,323
Cash Cost/oz.:
       Mill                                $315       291
       Heap Leach                          $247       179
       Combined                            $308       276
Total Cost /oz.:
       Mill                                $371       356
       Heap Leach                          $261       189
       Combined                            $360       334

         Gold sales declined 12% primarily due to decreased production caused by lower ore grade. The ore grade declined 6% to 0.178 ounces per ton primarily due to the milling of lower grade stockpiled ore during the second quarter to maintain mill feed rates as open pit mining was limited by underground construction activity in the mine area. Pit mining has now resumed at normal levels.

         Conversion of the Getchell Main Underground to drift-and-fill mining was completed during the quarter. Contract mine development was also completed and the Company has assumed responsibility for all underground operations. As reported last quarter, the change in mining method, dictated by rock conditions and irregular ore geometry, will result in underground production of approximately 1,000 tons per day rather than the 2,000 tons per day initially planned. Underground production is currently averaging approximately 400 tons per day grading in excess of 0.300 ounces per ton with 1,000 tons per day output expected by the beginning of the fourth quarter. Higher underground production, combined with the return of the open pit to normal rates, should improve mill feed grades.

         Mill throughput is planned to continue at or above the 3,000 ton per day design capacity using a blend of underground, open pit and stockpiled lower grade ores with final open pit ores milled by the end of the first quarter of fiscal 1996.

         Combustion, thermal plasma and other pretax operating losses decreased 18% from the prior year on improvement in thermal plasma systems, combustion and steel operations. Sales were up 36% for the year, due primarily to increased steel and combustion sales. Steel sales reflect a 12% increase in volume and 10% increase in unit price.

Results of Operations

         Three months ended December 31, 1994 compared to the three months ended December 31, 1993


Consolidated Results

         Earnings for the three months ended December 31, 1994, were $12.9 million versus $3.1 million for the prior year. The higher earnings were due to improved segment operating results. Net interest expense declined versus the same quarter prior year due to lower average debt and higher interest income from increased short-term investments. Equity affiliate results were up reflecting improvement at Melamine Chemicals.

Segment Operations

         Segment operating results and sales were up 252% and 24%, respectively, over the same quarter prior year, with improvement in all operations except gold.

         Fertilizer pretax operating profits were up $16.2 million due to higher ammonia and urea prices and lower natural gas costs. Sales for the quarter were up 34% as a 72% increase in average ammonia and urea prices offset a 22% decrease in ammonia volume. Ammonia volume decreased due to less brokerage tonnage available under contract and lower production from AMPRO due a planned maintenance shut-down. Average gas price declined 10% from the same period prior year. Gas cost for the current and prior year includes $0.7 million in losses and $0.3 million in gains, respectively, from hedging transactions.

         Chemicals pretax operating results increased 42% over the prior year, as intermediate and specialty chemicals sales increased 56% and 34%, respectively. Intermediate sales increased on a 40% increase in volume, primarily nitrobenzene, and 12% increase in average unit price. Specialty chemicals sales increased primarily due to higher volume.

         Gold pretax operating results were a loss of $2.4 million versus a $3.4 million profit prior year primarily due to lower ore grades. The following table highlights sales and production information:

                                         Three Months Ended
                                        -------------------
                                         12/31/94  12/31/93
                                        ---------  --------
Ounces sold                               46,462    62,862
Average Realized Price/oz.                  $384       390
Average Market Price/oz.                    $384       377
Ounces Produced:
       Mill                               41,885    54,971
       Heap Leach                          4,577     7,942
Cash Cost/oz.:
       Mill                                 $365       272
       Heap Leach                           $254       196
       Combined                             $354       262
Total Cost /oz.:
       Mill                                 $427       334
       Heap Leach                           $270       205
       Combined                             $412       318

         Gold sales declined 27% due to decreased production caused by lower ore grade. The ore grade declined 34% to 0.146 ounces per ton due to the milling of lower grade stockpiled ore to maintain mill feed rates as open pit mining was limited by underground construction activity in the mine area.

         Combustion, thermal plasma and other pretax operating losses decreased 13% (and sales increased 31%) from the same period prior year primarily due to improvement in steel and combustion operations. Steel sales increased 15% reflecting 9% and 6% higher volume and average unit prices, respectively.


Capital Resources and Liquidity

         Cash flow from operations was $56.9 million for the current year, driven by increased earnings and $10.3 million in fertilizer product prepayments, generating a $23.9 million increase in cash and cash equivalents. Capital expenditures were up $11.3 million due to the gold operations' underground mine development. Environmental capital expenditures to date were $1.9 million, versus $4.9 million projected for the full year. During the second quarter, the Company increased its quarterly cash dividend 17% to $0.875 cents per share. As of December 31, 1994, total debt as a percentage of total debt and equity was 33% versus 37% at prior year end.

                           Part II. Other Information

Item 1.   Legal Proceedings

                 A description of pending litigation with Thunderbird Energy, Inc. and Samuel Francis against First Mississippi Corporation was reported on the Company's Form 10-Q for the quarter ended September 30, 1994.

Item 4.   Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Stockholders on November 11, 1994, the Company stockholders, pursuant to proxies solicited under Regulation 14A, elected one director for a term to expire in 1996, and four directors for terms to expire in 1997, or until their successors are elected and qualify. The following votes were cast:

       Director:
       --------

       James E. Fligg                16,206,524  shares voted for
                                   ------------
       (Term expires 1996)              958,608  shares withheld
                                   ------------
                                         N/A     shares broker nonvotes
                                   ------------

       Richard P. Anderson           16,207,742  shares voted for
                                   ------------
                                        957,390  shares withheld
                                   ------------
                                        N/A      shares broker nonvotes
                                   ------------

       William A. Percy, II          16,207,672  shares voted for
                                   ------------
                                        957,460  shares withheld
                                   ------------
                                        N/A      shares broker nonvotes
                                   ------------

       Maurice T. Reed, Jr.          16,207,711  shares voted for
                                   ------------
                                        957,421  shares withheld
                                   ------------
                                         N/A     shares broker nonvotes
                                   ------------

       R. Gerald Turner              16,206,693  shares voted for
                                   ------------
                                        958,439  shares withheld
                                   ------------
                                         N/A     shares broker nonvotes
                                   ------------


Item 6.  Exhibits and Reports on Form 8-K

                 (a)  Exhibits

                      Exhibit 4 - The Statement of Resolution establishing the
                                  Company's 1994-1 Series Stock.

                      Exhibit 27 - Financial Data Schedules

                 (b)  Reports on Form 8-K.

                      No reports on Form 8-K were filed for the quarter ending December 31, 1994.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               FIRST MISSISSIPPI CORPORATION



  2/10/95                      /s/ J. Kelley Williams
- ---------------                -------------------------------------
Date                           J. Kelley Williams
                               Chairman and Chief Executive Officer



  2/10/95                      /s/ R. Michael Summerford
- --------------                 -------------------------------------
Date                           R. Michael Summerford
                               Vice President and Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBITS

        4 - The Statement of Resolution establishing the Company's 1994-1
            Series Stock.

       27 - Financial Data Schedules