Form 10-Q
period 1995-03-31
FIRST MISSISSIPPI CORP
filed 1995-05-15
CIK 36537

                                   Form 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended March 31, 1995

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the transition period from            to

Commission File Number:     1-7488


                         First Mississippi Corporation
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Mississippi                               64-0354930
    -------------------------------                ------------------
    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                 Identification No.)


     700 North Street, Jackson, MS                     39202-3095
     -----------------------------                     ----------
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


         Yes  /X/        No  / /


             Class                          Outstanding at April 30, 1995
    --------------------------              -----------------------------
    Common Stock, $1 Par Value                        20,403,308

                         Part I. Financial Information

Item 1. Financial Statements
                         First Mississippi Corporation
                          Consolidated Balance Sheets
                           (In Thousands of Dollars)


                                                                     Mar. 31   June 30
                                                                       1995      1994
                                                                   ---------   -------
Assets:
Current assets
  Cash and short-term investments                                  $  36,669     4,952
  Accounts receivable                                                 73,276    58,840
  Inventories:
   Finished products                                                  31,082    25,334
   Work in process                                                    23,778    19,828
   Raw materials and supplies                                         27,486    22,041
   Product exchange agreements                                           305       933
                                                                   ---------   -------
    Total inventories                                                 82,651    68,136
                                                                   ---------   -------
  Prepaid expenses and other current assets                           11,694     6,907
    Total current assets                                             204,290   138,835
                                                                   ---------   -------
Investments and other assets                                          37,786    36,850
Property, plant and equipment                                        423,923   391,931
 Less: accumulated depreciation,
  depletion and amortization                                         208,685   190,040
                                                                   ---------   -------
                                                                     215,238   201,891
                                                                   ---------   -------
                                                                   $ 457,314   377,576
                                                                   =========   =======

Liabilities and Stockholders' Equity:
Current liabilities
  Current instalments of long-term debt                            $   1,229     1,433
  Deferred revenue                                                     8,121     1,477
  Accounts payable                                                    58,826    41,291
  Accrued expenses and other current liabilities                      20,754    15,760
                                                                   ---------   -------
    Total current liabilities                                         88,930    59,961
                                                                   ---------   -------
Long-term debt                                                        98,639   104,287
Deferred revenue and other liabilities                                14,428    12,491
Deferred taxes                                                        22,560    13,922
Minority interests                                                     9,250     9,228
Stockholders' equity:
  Common stock                                                        20,403    20,086
  Additional paid-in capital                                           6,334     3,378
  Retained earnings                                                  196,770   154,223
                                                                   ---------   -------
    Total stockholders' equity                                       223,507   177,687
                                                                   ---------   -------
                                                                   $ 457,314   377,576
                                                                   =========   =======

The accompanying notes are an integral part of these financial statements.

                         First Mississippi Corporation
               Consolidated Statements of Operations (Unaudited)
              (In Thousands of Dollars, Except Per Share Amounts)





                                                            3 Months ended      9 Months ended
                                                                Mar. 31             Mar. 31
                                                         -------------------   ----------------
                                                            1995      1994      1995     1994
                                                         ---------   -------   ------- --------
Revenues:
  Sales                                                  $ 176,281   129,581   477,132  358,841
  Loss on investments                                            -         -       (19)    (225)
  Interest and other income                                    713        75     1,528    2,187
                                                         ---------   -------   ------- --------
                                                           176,994   129,656   478,641  360,803
                                                         ---------   -------   ------- --------
Costs and expenses:
  Cost of sales                                            128,361   105,106   350,959  296,537
  General, selling and
    administrative expenses                                 12,456    11,180    36,336   32,410
  Other operating expenses                                   2,655     2,025     8,411    6,450
  Interest expense                                           1,927     2,689     6,275    8,129
                                                         ---------   -------   ------- --------
                                                           145,399   121,000   401,981  343,526
                                                         ---------   -------   ------- --------
Earnings before income taxes                                31,595     8,656    76,660   17,277
Income tax expense                                          12,245     3,300    29,805    7,100
Minority interests                                            (144)     (392)       53     (947)
Equity in net earnings (loss) of equity investees              448      (110)      711     (506)
                                                         ---------   -------   ------- --------
Earnings from continuing operations                      $  19,654     4,854    47,619    8,724
Cumulative effect of change in accounting principle              -         -         -    4,200
                                                         ---------   -------   ------- --------
  Net earnings                                           $  19,654     4,854    47,619   12,924
                                                         =========   =======   ======= ========
Earnings per common share:
 Operating                                               $    0.95      0.24      2.31     0.43
 Cumulative effect of change in accounting principle             -         -         -     0.21
                                                         ---------   -------   ------- --------
Earnings per common share                                $    0.95      0.24      2.31     0.64
                                                         =========   =======   ======= ========
Average shares outstanding                                  20,750    20,288    20,590   20,132

Cash dividend declared
  per share                                              $   0.088     0.075     0.250    0.225





The accompanying notes are an integral part of these financial statements.

                         First Mississippi Corporation
               Consolidated Statements of Cash Flows (Unaudited)
                           (In Thousands of Dollars)


                                                                               9 Months ended
                                                                                   Mar. 31
                                                                             ------------------
                                                                                1995     1994
                                                                             ---------  -------
Cash flows from operating activities:
  Net earnings                                                               $  47,619   12,924
  Adjustments to reconcile earnings  to
   net cash provided by operating activities:
    Depreciation, depletion and amortization                                    26,521   27,969
    Deferred taxes and other items                                              16,326    1,829
    Change in current assets and liabilities, net
     of effects of dispositions                                                 (9,799) (33,624)
                                                                             ---------  -------
  Net cash provided by operating activities                                     80,667    9,098
                                                                             ---------  -------
Cash flows from investing activities:
  Proceeds from sale of subsidiary                                                   -    4,965
  Capital expenditures                                                         (36,977) (20,525)
  Deferred stripping costs                                                        (319)  (4,473)
  Proceeds from sale of property, plant and equipment                              229      438
  Proceeds from disposition of investments and
    other assets                                                                     -    7,594
  Acquisition of investments and other assets                                   (1,319)    (913)
                                                                             ---------  -------
  Net cash used in investing activities                                        (38,386) (12,914)
                                                                             ---------  -------
Cash flows from financing activities:
  Net borrowings of notes payable to banks                                           -    2,950
  Principal repayments of long-term debt                                        (6,272)  (6,208)
  Dividends                                                                     (6,579)  (4,503)
  Proceeds from issuance of long-term debt                                         151    6,181
  Repayment of gold loan                                                             -   (7,127)
  Proceeds from issuance of common stock                                         2,136      703
                                                                             ---------  -------
  Net cash used in financing activities                                        (10,564)  (8,004)
                                                                             ---------  -------
Net increase (decrease) in cash and cash equivalents                            31,717  (11,820)
Cash and cash equivalents at beginning of period                                 4,952   15,878
                                                                             ---------  -------
Cash and cash equivalents at end of period                                   $  36,669    4,058
                                                                             =========  =======
Supplemental disclosures of cash flow information
  Cash paid during the period for:
    Interest, net of amounts capitalized                                     $   7,325    8,223
                                                                             =========  =======
    Income taxes, net                                                        $  13,918   11,384
                                                                             =========  =======

The accompanying notes are an integral part of these financial statements.

                         First Mississippi Corporation
                    Industry Segment Information (Unaudited)
                           (In Thousands of Dollars)


                                                            3 Months ended      9 Months ended
                                                                Mar. 31             Mar. 31
                                                         -------------------   ----------------
                                                            1995      1994      1995     1994
                                                         ---------   -------   ------- --------
Sales
    Chemicals                                            $  52,073    42,264   152,392  116,738
    Fertilizer                                              72,940    40,214   179,958  110,119
    Gold                                                    18,456    24,658    58,228   69,989
    Combustion, Thermal Plasma, and Other                   32,812    22,445    86,554   61,995
                                                         ---------   -------   ------- --------
     Total                                               $ 176,281   129,581   477,132  358,841
                                                         =========   =======   ======= ========

Operating profit (loss)
  before income taxes
    Chemicals                                            $   9,234     7,785    29,912   22,207
    Fertilizer                                              25,533     5,531    62,617    9,975
    Gold                                                     1,571     2,984       622    6,338
    Combustion, Thermal Plasma, and Other                     (909)   (2,797)   (4,706)  (7,421)
                                                         ---------   -------   ------- --------
                                                            35,429    13,503    88,445   31,099
Unallocated corporate expenses                              (2,336)   (2,186)   (6,369)  (5,807)
Interest income (expense), net                              (1,476)   (2,611)   (5,366)  (7,889)
Other income (expense), net                                    (22)      (50)      (50)    (126)
                                                         ---------   -------   ------- --------
     Total                                               $  31,595     8,656    76,660   17,277
                                                         =========   =======   ======= ========



The accompanying notes are an integral part of these financial statements.

First Mississippi Corporation and Consolidated Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited.  In Thousands of Dollars)

NOTE 1 - GENERAL

     The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Annual Report of the Company and Form 1O-K for the year ended June 30, 1994.


NOTE 2 - COMMITMENTS AND CONTINGENT LIABILITIES

     At March 31, 1995, the Company had hedge commitments under spot deferred sales contracts for the delivery of gold as follows:

                                                        Average Price
Delivery Dates                                            per ounce                    Ounces
- --------------                                          -------------                  ------
4/1/95-6/30/95                                              $393                       60,400
7/1/95-6/30/96                                              $395                       131,000

     Based on the market price of gold at March 31, 1995, the net unrealized loss on these contracts is $921.

     Also at March 31, 1995, the Company had entered hedge contracts representing approximately 35% of anticipated purchases of natural gas for the period April 1, 1995, to June 30, 1995, and 6% for the period July 1, 1995, to February 29, 1996 related to fertilizer operations as follows:

Delivery Dates                               Average Price per BTU                MMBTU (in 10,000's)
- --------------                               ---------------------                --------------------
4/1/95-6/30/95                                    $2.14                                  230
7/1/95-2/28/96                                    $1.85                                  150

         The net unrealized loss on these natural gas contracts at March 31, 1995, Is $969.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Nine months ended March 31, 1995 compared to the nine months ended March 31, 1994

Consolidated Results

     Earnings for the nine months ended March 31, 1995, were $47.6 million versus $12.9 million for the prior year. Prior year earnings included a $4.2 million benefit from an accounting change related to deferred income taxes.
The higher earnings reflect improved segment and equity affiliate results and lower net interest expense. Equity affiliate results were up, reflecting improvement at Melamine Chemicals due to higher sales prices and lower production costs. Net interest expense declined on lower average debt and $0.7 million in additional interest income from increased short-term investments.

Segment Operations

     Segment operating results and sales were up 184% and 33%, respectively, over the prior year, with improvements in all operations except gold.

     Fertilizer pretax operating profits for the nine months were up $52.6 million over the same period prior year primarily due to higher ammonia and urea prices. Sales for the current year were up 63% as a 71% increase in average ammonia and urea price and an 8% increase in urea volume offset a 4% decrease in ammonia volume. Prices were up due to tight supply and strong demand from agriculture and industry. In addition, natural gas cost for the current year was 13% below prior year. Gas cost for the current and prior year includes $4.8 million in losses and $0.9 million in gains, respectively, from hedging transactions. At March 31, 1995, the Company had futures contracts for approximately 35% of anticipated purchases of natural gas to June 30, 1995 at an average price of $2.14 per MMBTU and 6% of purchases from July 1, 1995 to February 29, 1996 at an average price of $1.85 per MMBTU.

     Chemicals pretax operating results increased 35% over the prior year, as intermediate and specialty chemicals sales increased 25% and 35%, respectively. Intermediate sales increased on a 16% increase in volume, primarily nitrobenzene, and an 8% increase in average unit price. Specialty chemicals sales increased primarily due to higher volume of specialty chemicals for agriculture and performance chemicals for the semiconductor industry. Year-to-date contribution from specialties, including performance chemicals, increased 26% and represented 60% of total chemicals contribution versus 57% last year. During the quarter, construction was completed on a 40-million-pound aniline expansion.

     Gold pretax operating profit for the current nine months was $0.6 million down from $6.3 million for the same period prior year. The decrease was primarily due to lower mill ore grade and heap leach tonnage. The following table highlights sales and production information:

                                                            Nine Months Ended
                                                         -----------------------
                                                         3/31/95         3/31/94
                                                         -------         -------
Ounces sold                                              150,771         179,781
Average Realized Price/oz.                                  $386            $389
Average Market Price/oz.                                    $383            $378
Ounces Produced:
       Mill                                              136,579         158,229
       Heap Leach                                         14,192          21,652
Cash Cost/oz.:
       Mill                                                 $305            $289
       Heap Leach                                           $278            $177
       Combined                                             $302            $276
Total Cost /oz.:
       Mill                                                 $357            $352
       Heap Leach                                           $290            $188
       Combined                                             $350            $333


     Sales for the nine months were down 17% from the same period last year on decreased production caused by lower mill ore grade and reduced heap leach production. Increased dependence on lower grade stockpiled ores during the current transition from open pit to underground mining led to an average grade of 0.174 ounces per ton. Mill feed averaged 0.204 ounces per ton for the prior year-to-date when high grade North Pit ore was available. Heap leach production was lower for the nine months due to a 17% reduction in tons leached as currently identified oxide reserves near depletion. Mill throughput averaged 3,296 tons per day compared to the prior year's 3,191 tons.

     Underground production now exceeds 500 tons per day at an average grade of approximately 0.350 ounces per ton, with production of 1,000 tons per day expected to be reached in the fourth quarter. Costs associated with the start-up of the Main Underground may adversely impact earnings during the fourth quarter. Final open Main Pit ore is expected to be milled by the end of the first quarter of fiscal 1996. If current oxide exploration is unsuccessful, mining of oxide ore will cease by the end of fiscal 1995. An oxide drilling program initiated earlier in the year has identified a new oxide zone where additional drilling is planned.

     During the quarter a 35-hole in-fill drilling program was begun on a portion of the Turquoise Ridge mineral deposit to provide data for a mine pre-feasibility study that should be completed in July.

     In May 1995, the Company received a favorable ruling from the IRS that would permit the tax-free spin-off of FirstMiss Gold Inc. to shareholders. The Company expects to proceed with the spin-off assuming favorable results from the Turquoise Ridge pre-feasibility study, continued mine and mill operations as expected, a viable financial outlook and approval of the First Mississippi and FirstMiss Gold boards of directors. First Mississippi shareholders would receive approximately 0.7 shares of FirstMiss Gold for each share of First Mississippi stock owned.

     Combustion, thermal plasma and other pretax operating losses decreased 37% from the prior year on improvement in thermal plasma systems, combustion and steel operations. Sales were up 40% for the year, primarily due to increased steel and combustion sales. Steel sales reflect an 8% increase in volume and a 12% increase in average unit price.

Results of Operations

         Three months ended March 31, 1995 compared to the three months ended March 31, 1994

Consolidated Results

     Earnings for the three months ended March 31, 1995, were $19.7 million versus $4.9 million for the prior year. The higher earnings were primarily due to improved segment operating results. Net interest expense declined versus the same quarter prior year due to lower average debt and $0.4 million in additional interest income from increased short-term investments. Equity affiliate results were up, reflecting improvement at Melamine Chemicals.

Segment Operations

     Segment operating results and sales were up 162% and 36%, respectively, over the same quarter prior year, with improvements in all operations except gold.

     Fertilizer pretax operating profits were up $20.0 million over the same period prior year primarily due to higher ammonia and urea prices. Sales for the current year were up 81% as a 71% increase in average ammonia and urea prices and a 17% increase in ammonia volume offset a 13% decrease in urea volume. Margins were also helped by lower natural gas prices, which were 18% below third quarter average last year. Gas cost for the current year includes $2.2 million in losses from hedging transactions.

     Chemicals pretax operating results increased 19% over the prior year, as intermediate and specialty chemicals net sales increased 11% and 33%, respectively. Intermediate sales were up on a 3% increase in volume and a 7% increase in average unit price. Specialty chemicals sales increased primarily due to higher volume. Contribution from specialties for the quarter increased 22% and represented 67% of total chemicals contribution versus 61% last year.

     Gold pretax operating profit for the current quarter was down 47% from the same period prior year. The decrease was primarily due to lower production from both mill and heap leach operations. The following table highlights sales and production information:

                                                          Three Months Ended
                                                         ----------------------
                                                         3/31/95        3/31/94
                                                         -------        -------
Ounces sold                                               47,465         62,518
Average Realized Price/oz.                                  $389           $394
Average Market Price/oz.                                    $380           $385
Ounces Produced:
       Mill                                               43,172         56,238
       Heap Leach                                          4,293          6,329
Cash Cost/oz.:
       Mill                                                 $283           $287
       Heap Leach                                           $349           $172
       Combined                                             $289           $276
Total Cost/oz.:
       Mill                                                 $326           $346
       Heap Leach                                           $357           $186
       Combined                                             $329           $330


     Sales for the quarter were down 25% on decreased production caused by lower mill ore grade and reduced heap leach tonnage. Increased dependence on lower grade stockpiled ore during the current transition from open pit to underground mining led to an average grade of 0.166 ounces per ton. Mill feed averaged 0.240 ounces per ton for the same quarter prior year when high grade North Pit ore was available. Heap leach production was also lower, primarily due to 35% fewer tons leached as present oxide reserves near depletion.

     Combustion, thermal plasma and other pretax operating losses decreased 68%, primarily due to higher margins and sales in combustion and steel operations. Sales for the period were up 46% over the prior year with steel reflecting a 19% increase in average unit price on comparable volume.


Capital Resources and Liquidity


     Cash and cash equivalents increased $31.7 million from the prior year end on record nine-month earnings. Capital expenditures were up $16.5 million from the prior year, primarily due to gold operations' underground mine development. As of March 31, 1995, total debt as a percentage of total debt and equity was 31% versus 37% at prior yearend.

                          Part II. Other Information

Item 1.  Legal Proceedings

         On March 1, 1995, the Company entered a settlement of the lawsuits referred to in item 1 of it's Form 10-Q for the quarter ending September 30, 1994. Under the settlement, in exchange for a release, termination of certain indemnification obligations of the Company and dismissal of the lawsuits, the Company agreed to make an additional loan to Thunderbird Energy, Inc. and Pyramid Mining, Inc. jointly, and to certain other modifications of the terms of the original sale agreement. The settlement will not have a material impact on the Company's financial condition or results of operations.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         Exhibit 3(i) - Restated and Amended Charter of Incorporation of the
                        Company as amended March 8, 1995.

         Exhibit 3(ii)- Bylaws of the Company, as amended November 11, 1994

         Exhibit 27   - Financial Data Schedules

         (b) Reports on Form 8-K

         No reports on Form 8-K were filed for the quarter ending March 31, 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       FIRST MISSISSIPPI CORPORATION




5/12/95                                /s/ J. Kelley Williams
- -------                                ------------------------------------
Date                                   J. Kelley Williams
                                       Chairman and Chief Executive Officer


5/12/95                                /s/ R. Michael Summerford
- -------                                ----------------------------------------
Date                                   R. Michael Summerford
                                       Vice President & Chief Financial Officer

                                 EXHIBIT INDEX


      EXHIBITS

        3(i) - Restated and Amended Charter of Incorporation of the Company as amended March 8, 1995.

        3(ii)- Bylaws of the Company, as amended November 11, 1994

        27     Financial Data Schedules