Form 10-K
period 1995-06-30
FIRST MISSISSIPPI CORP
filed 1995-09-27
CIK 36537

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
                                 ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 1995            COMMISSION FILE NUMBER 1-7488

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (601) 948-7550

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


     TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
- -----------------------------         -----------------------------------------
COMMON STOCK, PAR VALUE $1                   NEW YORK STOCK EXCHANGE
                                             PHILADELPHIA STOCK EXCHANGE
COMMON STOCK, PURCHASE RIGHTS                MIDWEST STOCK EXCHANGE
                                             PACIFIC STOCK EXCHANGE


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X   NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the voting stock held by non-affiliates of the Registrant, September 1, 1995. $634,879,765

     Common stock outstanding September 1, 1995.  20,574,808

                             ---------------------

                     DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for fiscal year ended June 30, 1995, are incorporated by reference into Part I and Part II of Form 10-K.

2. Portions of the Proxy Statement, which will be mailed to the SEC by October 6, 1995, are incorporated by reference into Part III of Form 10-K.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                         FIRST MISSISSIPPI CORPORATION
                  SECURITIES AND EXCHANGE COMMISSION FORM 10-K

                             CROSS REFERENCE SHEET

                 LOCATION IN ANNUAL REPORT TO STOCKHOLDERS AND
                DEFINITIVE PROXY STATEMENT OF ITEMS OF FORM 10-K

ITEM                          FORM                           ANNUAL REPORT           DEFINITIVE
10-K                                                        TO STOCKHOLDERS       PROXY STATEMENT
                                                           ------------------    ------------------
PART I.
1.  Businesses...........................................  p. 24 Note 2
                                                           pp. 32-34 Note 14
PART II.
 5.  Market for Registrant's Common Equity and Related
       Stockholder Matters...............................  p. 36
 6.  Selected Financial Data.............................  p. 14
 7.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations...............  pp. 15-18
 8.  Financial Statements and Supplementary Data.........  pp. 19-34
PART III.
10.  Directors and Executive Officers of the
       Registrant........................................                        pp. 3-6; 13-14
11.  Executive Compensation..............................                        pp. 15-18
12.  Security Ownership of Certain Beneficial Owners and
       Management........................................                        pp. 1; 6-12
13.  Certain Relationships and Related Transactions......                        pp. 3-6; 9-12

                                     PART I
ITEM 1. BUSINESSES

     First Mississippi Corporation (the "Company") was incorporated in Mississippi in 1957. Principal activities as of June 30, 1995, are in the following industry segments: Chemicals, Fertilizer, Combustion, Thermal Plasma and Other, and Gold.

     At June 30, 1995, the Company had 1,460 employees, which includes employees of the parent company, all wholly owned subsidiaries and proportionate shares of all employees at other subsidiaries and joint ventures, depending on ownership interest.

     In December 1992, the Company adopted plans for discontinuing its coal operations which were conducted through Pyramid Mining, Inc. ("PMI") based in Owensboro, Kentucky. The disposition of PMI was completed in October 1993.

     On June 29, 1993, the Company sold its oil and gas operations, which were begun in the mid-1970s. These operations were conducted primarily through First Energy Corporation of Houston, Texas.

  RECENT DEVELOPMENT

     ON SEPTEMBER 24, 1995, THE COMPANY'S BOARD OF DIRECTORS REVIEWED WITH MINERAL RESOURCES DEVELOPMENT, INC. ("MRDI"), AN INDEPENDENT MINING CONSULTANT, ITS RECENTLY COMPLETED PRE-FEASIBILITY STUDY THAT IS REFERRED TO AT PAGE 9 OF THIS 10K, AND AUTHORIZED THE DISTRIBUTION OF THE COMPANY'S 14,750,000 SHARES OF FIRSTMISS GOLD INC. ("FIRSTMISS GOLD") ON OCTOBER 20, 1995, TO THE COMPANY'S SHAREHOLDERS OF RECORD AS OF OCTOBER 10, 1995. THE COMPANY'S SHAREHOLDERS WILL RECEIVE APPROXIMATELY SEVEN-TENTHS OF A SHARE OF FIRSTMISS GOLD STOCK FOR EACH SHARE OF FIRST MISSISSIPPI STOCK OWNED. THE COMPANY RECEIVED AN INTERNAL REVENUE SERVICE RULING IN APRIL 1995 STATING THAT THE TRANSACTION QUALIFIES AS A TAX-FREE DISTRIBUTION UNDER SECTION 355 OF THE INTERNAL REVENUE CODE OF 1986. EXCEPT AS REFLECTED IN THIS PARAGRAPH, THIS RECENT ACTION BY THE BOARD OF DIRECTORS AND ITS IMPACT HAVE NOT BEEN REFLECTED IN THIS 10K OR THE COMPANY'S 1995 ANNUAL REPORT TO SHAREHOLDERS DUE TO THE TIMING OF THIS TRANSACTION. THE DISTRIBUTION OF THE FIRSTMISS GOLD STOCK WILL BE REFLECTED IN FUTURE FILINGS OF THE COMPANY.

CHEMICALS

  Production Facilities and Businesses

     Production facilities are located in Pascagoula, Mississippi; Tyrone, Pennsylvania; Dayton, Ohio; Hayward, California; and East Kilbride, Scotland, U.K.

     First Chemical Corporation ("FCC"), located in Pascagoula, Mississippi, operates facilities for the continuous production of aniline, nitrobenzene, nitrotoluenes and ortho-toluidines, plus related storage, rail, truck, and barge distribution facilities and quality control laboratories. The plant also includes research laboratories, a pilot plant and multi-purpose batch facilities for the development and production of specialty chemicals. FCC utilizes state-of-the-art technology for nitration and a proprietary process for continuous hydrogenation. The Pascagoula facilities' total nitrated aromatic production capacity is approximately 450 million pounds per year. Actual fiscal 1995 production was 379 million pounds, approximately 84% of average annual capacity. Annual production capacity for specialty chemicals is between 15 million pounds and 20 million pounds depending on product mix. Fiscal 1995 production was 17.2 million pounds.

     The Pascagoula complex is one of the largest aniline production facilities in the United States. FCC is among the largest merchant marketers of aniline in the United States. During the year, FCC added 40 million pounds of aniline capacity at Pascagoula.

     The Quality Chemicals, Inc. ("QCI") facilities, located in Tyrone, Pennsylvania, and Dayton, Ohio, include equipment for multi-step batch processing to custom produce complex fine chemicals used by chemical and pharmaceutical companies. Following capacity additions and plant modifications to the Tyrone facility in fiscal 1993, annual production capacity is now between
2.5 million and 3.5 million pounds, depending on the products being produced and the type of custom processing required. Fiscal 1995 production was approximately
3.1 million pounds. An expansion project under way at Tyrone will increase capacity 20% to accommodate additional custom manufacturing. Annual production capacity for the Dayton facility is between approximately 1.5 million and 2 million pounds depending on the products being produced and the type of custom processing required. Fiscal 1995 production was approximately 0.8 million pounds.

     EKC, located in Hayward, California, manufactures electronic chemicals for the semiconductor industry and has facilities in California and Scotland. These facilities include mixing vessels, cleanroom packaging facilities, advanced quality control analytical laboratories and product applications laboratories. The California operation also includes bulk storage facilities. The California facility is currently utilizing 65% of production capability on a two-shift basis. The Scotland facility is currently utilizing 82% of production capability on a one-shift, five-day basis.

     The Company conducts research and development to improve existing products and to produce new specialty chemicals. Approximately $5.4 million, $4.3 million and $3.7 million was spent on research and development in fiscal 1995, 1994 and 1993, respectively. Research facilities include laboratories, pilot plant and semi-works for process research and development with gram to multi-pound sample production capabilities. The Company also sponsors applied research at several leading universities in the United States and Europe. These closely directed programs have led to the development and introduction of patented technology in EKC Technology, Inc.'s ("EKC") HDA(TM) line of electronic chemicals and in the FIRSTCURE(TM) line of performance polymer products.

  Raw Materials

     Primary raw materials for chemical production are benzene, toluene, natural gas, ethanol and ammonia. The Company uses natural gas and ammonia, respectively, to produce on site 98% of the hydrogen and 85% of the nitric acid used in its chemical production. All raw materials are generally available in adequate quantities from several suppliers, subject to market variation in supply and price.

  Marketing and Sales

     Chemicals are marketed domestically and internationally. Approximately 11% of FCC's sales are exports. Products are sold in drums and in bulk as intermediates into the construction, transportation, agricultural chemical, pharmaceutical, dye, photographic, specialty polymer and U.V. curing markets. Most exported product is shipped in ocean-going tankers to European, Japanese and South American markets. Domestic shipments are by barge, rail or tank trucks. A significant amount of FCC's sales are to a single customer under a long-term contract. QCI's specialty chemical products are sold in drums into pharmaceutical, electronic chemical, agricultural chemical and specialty polymer markets. A significant amount of QCI's sales are to a single customer under a long-term contract. EKC's products are sold to the semiconductor industry, with approximately 47% representing exports. Electronic chemicals are sold in gallon, liter, drum and tote bin containers and tank trucks.

  Competitive Conditions

     FCC is one of five major United States producers of aniline, with approximately 16% of domestic capacity and an estimated 6% of world capacity. FCC is the only United States producer of nitrotoluenes, with an estimated 11% of world capacity. Major competitors are large chemical companies. Competition is based on price, service, quality, marketing and research and development support capabilities. Based on market share, QCI is among the top 10 custom chemical manufacturing companies in the United States. Major competitors are both smaller and larger companies. Competition is based on service, quality, manufacturing expertise in chemistries and processes, and research and development capabilities. EKC is one of the world's largest producers of organic post-metal cleaning chemicals. Although there are approximately 12 companies participating in this market worldwide, only EKC and three others specialize in developing proprietary cleaning solutions for the semiconductor industry. Competition is based on price, service, product performance, quality and product development capabilities.

  Seasonality of Business

     Generally, chemical sales are not seasonal and working capital requirements do not vary significantly from period to period.

FERTILIZER

  Production Facilities

     The Company produces and sells anhydrous ammonia ("ammonia") and urea. Two production facilities are located in Donaldsonville, Louisiana, and are owned by Triad Chemical ("Triad"), an unincorporated 50% joint venture, and by AMPRO Fertilizer, Inc. ("AMPRO"), a wholly owned subsidiary. The 50/50 joint venturers of Triad participate equally in management and each markets one-half of production. Each joint venturer shares equal responsibility for all obligations of Triad. Marketing and administration are conducted by FirstMiss Fertilizer, Inc., a wholly owned subsidiary located in Jackson, Mississippi.

     Triad facilities include a Kellogg process ammonia plant with annual production design capacity of 420,000 tons and a urea plant with annual production design capacity of 520,000 tons. Actual fiscal 1995 production was approximately 434,000 tons of ammonia and approximately 567,000 tons of urea. Ammonia production exceeded production design capacity due to above average on-stream operating rate. Triad's facilities include storage for 30,000 tons of ammonia and 40,000 tons of urea. The Donaldsonville production complex, in which both Triad and AMPRO are located, includes facilities for rail shipments, transmission via pipeline, bulk and tank truck loading, and direct loading of barges and ocean-going vessels on the Mississippi River for transportation to domestic and export markets.

     AMPRO facilities include a Kellogg process ammonia plant with annual production design capacity of 446,000 tons and storage for 30,000 tons. Actual fiscal 1995 production was approximately 468,000 tons. Fiscal 1995 production exceeded design capacity primarily due to above average on-stream operating rates. In August 1995, AMPRO began an expansion project that will increase ammonia production about 130,000 tons annually. This additional production will be added in increments over an 18-month period.

  Raw Materials

     Natural gas is the raw material in ammonia production. Ammonia and carbon dioxide are the raw materials in urea production. A reliable supply of natural gas at competitive prices and in sufficient quantities is currently available to the Company. Both Triad and AMPRO purchase natural gas from several pipelines at market price on short-term contracts. Approximately 75% of the ammonia produced by Triad in fiscal 1995 was used as a raw material in the production of urea. Carbon dioxide needed for Triad's urea plant production is supplied by Triad's ammonia plant, with a back-up supply available from AMPRO's ammonia plant.

  Forward Purchases

     To secure fixed prices for a portion of its natural gas requirements, the Company periodically contracts for the future delivery of natural gas on the New York Mercantile Exchange ("NYMEX") up to 18 months forward. NYMEX contracts are closed prior to expiration so that natural gas is not delivered. Increases or decreases in the market value of the NYMEX contracts generally offset increases and decreases in the spot market. At June 30, 1995, the Company had futures contracts for 3.3 million MMBTUs, approximately 13% of anticipated purchases of natural gas for fiscal 1996, at an average price of $1.88 per MMBTU. Risk of loss with the forward purchases arises if natural gas requirements are lower than contracted purchases, however, based on the Company's operating history, this is not anticipated. The Company's accounting treatment for futures contracts is outlined in Notes 1 and 12 to the Consolidated Financial Statements.

  Marketing and Sales

     The Company sells ammonia and urea for agricultural and industrial uses in domestic and international markets. Domestic agricultural customers are primarily large national accounts with extensive dealer and retail distribution operations, cooperatives and other fertilizer producers, who operate as wholesalers. The Company's domestic industrial customers use ammonia and urea as raw materials in their production operations, which include adhesives, pharmaceuticals, fibers, resins, plastics and explosives. Approximately 6% of fiscal 1995 sales volume was attributed to international markets. Captive production accounted for 72% of sales with the balance representing brokerage transactions that involved the purchase and resale of products produced by others.

     Ammonia and urea are commodities subject to wide fluctuations in price. Because prices are subject to a variety of factors beyond the Company's control, there can be no assurance that the high prices experienced in fiscal 1995, resulting from tight supplies and increased demand, will continue.

  Competitive Conditions

     Competitive factors include distribution, price, availability, service and quality. Ammonia and urea are essentially undifferentiated commodities, both physically and chemically. The Company believes it is among the most efficient
U. S. producers with ideal geographic location for competitively priced feedstock and distribution. Competitors include many large domestic and foreign producers.

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

COMBUSTION, THERMAL PLASMA AND OTHER

     Combustion, Thermal Plasma and Other principally includes the development and marketing of proprietary equipment and systems for environmental applications and manufacturing processes. These include design and manufacture of burner, flare and incinerator equipment and technology to reduce industrial emissions; thermal plasma equipment and processes; aluminum recovery systems; and production of steel ingots and billets. Raw materials and components for these operations are available from numerous vendors. The businesses are not considered materially seasonal, with working capital requirements remaining generally level throughout the year. Firm backlog orders at June 30, 1995 and June 30, 1994, amounted to $34.8 million and $27.1 million, respectively. The backlog orders at June 30, 1995, are expected to be filled during fiscal 1996.

BURNER, FLARE AND INCINERATOR EQUIPMENT AND TECHNOLOGY

     Business, Properties and Products. Callidus Technologies Inc. ("CTI"), a wholly owned subsidiary headquartered in Tulsa, Oklahoma, was organized in fiscal 1990. CTI's principal products and services are custom designed and fabricated gas/liquid incinerators, flares, solid waste systems, vapor recovery units, burners and predictive emissions monitoring and process optimization software. CTI also provides engineering and consulting services for environmental and combustion applications. CTI leases office space in Tulsa and owns a manufacturing and test facility in Beggs, Oklahoma, and has offices in Belgium, England, Italy, France and Germany.

     Marketing. CTI markets worldwide to refining, petrochemical, chemical and other industries requiring disposal of gas, liquid and solid wastes. Marketing is primarily through a combination of manufacturers' representatives and company personnel. The market is well established but growing through advancements of existing technology, driven primarily by increasingly strict environmental regulations both in the United States and abroad. Competition is based on a wide variety of factors, with the most prominent being technological innovation, price and delivery schedule. CTI competes with the John Zink Company, which has a significant market share of the burner, flare and vapor recovery markets. Numerous competitors exist in the gas and liquids incineration market. Primary competition in the solids waste systems market comes from alternative technologies. CTI offers predictive emissions monitoring and process optimization software and has an exclusive licensing agreement to market this software for applications to furnaces in the refining and petrochemical industries. CTI is affected by a variety of factors beyond its control, including governmental control of environmental standards and compliance deadlines, competitor pricing strategies and changing technology, any of which could impact CTI's operating results.

THERMAL PLASMA

     Business and Properties. Plasma Energy Corporation ("PEC"), a wholly owned subsidiary, is the leading international supplier of plasma heating systems and related processes to the metals and waste industries. PEC, a technology-based engineering company, develops, manufactures, sells and services these systems for use in steel manufacturing, aluminum recovery, specialty metals refinement and various environmental waste recycling processes, including municipal solid waste ("MSW") ash vitrification. PEC owns a testing facility used for system integration, system and process development and customer training. A separate administrative office is leased. Both facilities are located in Raleigh, North Carolina.

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

     Sales and Marketing. PEC markets industrial-scale commercial systems for controlling temperature in steel making (tundish and ladle heating) and recovery of aluminum from dross. Marketing is performed directly by PEC. International sales is supported by qualified overseas representatives. Plasma heating systems are sold in both the domestic and international markets. PEC has two principal domestic competitors and four foreign competitors. Price competition is intense and competitors' pricing strategies may impact PEC's operating results.

ALUMINUM RECOVERY

     Business and Properties. Plasma Processing Corporation ("PPC"), with its principal offices near Nashville, Tennessee, was formed during fiscal 1990 to commercialize patented technology developed by PEC and Alcan International Limited ("Alcan") of Canada. PPC and Alcan entered into a cross license agreement for recovery of aluminum from dross using thermal plasma energy. Except in aluminum plants in which Alcan has an equity interest, PPC has the exclusive right to use the patented technology in the United States and Canada. Alcan has the exclusive right to use the patented technology in its plants in the United States and Canada, and to use or license the technology in Europe. Until mid-year 2000, PPC has the exclusive right to use or license the patented technology to third parties worldwide, except in Europe. Beginning in mid-year 2000, both parties have the right to license the technology anywhere in the world. Pursuant to the arrangement with Alcan, revenues from licensing to third parties will be shared. The most recently issued applicable patents expire in 2007.

     PPC practices the technology to recover aluminum from dross, a by-product of aluminum processing and recycling. The conventional salt-flux process uses salt additives for recovering aluminum from dross, creating a saltcake by-product that requires disposal in landfills. PPC's aluminum dross recovery process does not use salt additives and creates no known hazardous by-products, a major advantage over existing processes. None of PPC's dross competitors use plasma technology. Dross typically contains 30% to 80% aluminum by weight, and recovered aluminum is returned to the customer. The process also produces a co-product that potentially can be utilized in the metallurgical, refractory, abrasives and ceramics industries. Annual North American production of aluminum dross is estimated at approximately 1 million tons.

     PPC completed construction of its dross processing plant located in Millwood, West Virginia in June 1991. The plant is designed to process 73 million pounds of aluminum dross per year. Fiscal 1995 throughput was 57 million pounds. In June 1995, PPC temporarily curtailed its dross processing activities in order to concentrate on the development of co-product markets. Curtailment is expected to last for at least six months. In August 1995, PPC entered into a joint venture agreement with Harbison Walker Refractories ("HW") for the manufacture and sale of lightweight aggregate materials for industrial refractory markets. PPC will license its proprietary post treatment process technology to the joint venture to use at HW's Eufaula, Alabama plant to produce the lightweight aggregates from raw material supplied by PPC. The raw material is the co-product from PPC's aluminum dross processing operation. HW, a division of INDRESCO, is the largest refractory minerals and products company in North America. The joint venture has signed an exclusive sales agreement with Alcoa Industrial Chemicals ("AIC") in which AIC will purchase the joint venture's lightweight refractory products and retain exclusive worldwide rights for all marketing other than HW's internal requirements. AIC is a division of the Aluminum Company of America, the largest aluminum company in the world.

STEEL

     The Company also operates a steel melting and production facility through its wholly owned subsidiary FirstMiss Steel, Inc. ("FMS") in Hollsopple, Pennsylvania. The Company is actively seeking a buyer for FMS. The approximately 400,000 square-foot facility is located about 100 miles east of Pittsburgh. In late fiscal 1990, a horizontal billet caster and a thermal plasma heating system were installed. Annual capacity of the operation includes 125,000 tons of carbon, alloy and specialty grade, bottom-poured ingots and 50,000 tons of high-grade steel billets through the caster. In January 1995, one of FMS's two electric arc furnaces was modified to increase the total annual capacity of ingots to 150,000 tons. Horizontally cast billets are produced for sale to the specialty remelt and reroll markets. Production during fiscal 1995 totaled 107,000 tons consisting primarily of cast ingots and value-added products. The value-added product line was introduced in fiscal 1992 and includes specialty stainless and tool steel ingots or billets, which are converted into forged billets, bars and plate by outside processors. FirstMiss Alloys was formed during fiscal 1993 to produce small quantities of cobalt, nickel, copper and iron-based alloys in bars and wire produced from two small horizontal continuous casters, small bottom-poured forging ingots and remelt sand ingots. Raw materials consist of steel scrap and various alloys, of which there is an adequate supply in the North American market.

     Carbon and alloy steel ingots and billets are sold directly to the forging industry, integrated steel producers and mini-mill and tool steel producers. FMS competes primarily with three other steel companies in this market and, within the group, ranks second in total steel production capacity. Specialty steel products are primarily sold to steel service centers and forgers. FirstMiss Alloy products are sold as feedstock directly to forgers, extruders and investment casters. There are numerous competitors, both domestic and foreign, that compete with FMS in the specialty steel and ferrous and non-ferrous metals markets. Competitive factors include price, quality and service. Carbon ingots and billets are commodities and are extremely price competitive. FMS emphasizes those grades that are technically difficult to produce on vertical casters.

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

     The Getchell Property is located in the Potosi Mining District on the eastern side of the Osgood Mountain Range, 35 miles northeast of the town of Winnemucca, Nevada. (See map on page 15.) The Getchell Property consists of approximately 18,900 acres of unpatented lode and mill site mining claims and 14,100 acres of fee land owned by the Company. Exploration activities on the Getchell Property include drilling, geological mapping, geophysical and geochemical surveys, aerial photo interpretation and soil and rock testing programs.

     Operations on the Getchell Property include a pressure oxidation (autoclave) mill facility and heap leach facilities. The Getchell gold mill was designed to process an average daily nominal throughput of 3,000 tons at an average recovery rate of 89%. Since September 1991, liquid oxygen has been purchased to supplement oxygen produced by an on-site plant. This additional oxygen has helped to increase average daily throughput above nominal capacity. In fiscal 1995, the average daily mill throughput was 3,219 tons and gold recovery averaged 88%. Production from approximately 65% of the Getchell Property (all of the current production and proven and probable reserves) is subject to a 2% net smelter royalty owned by a third party.

     FirstMiss Gold heap leach operations consist of two active pads, five ponds and a processing plant. During fiscal 1995, oxide ore for heap leaching was mined from the Turquoise Ridge Oxide Pit, which was closed on schedule in June 1995, old dumps and stockpiles. In fiscal 1996, FirstMiss Gold will not stack additional ore on the leach pads, and as a result, leach pad gold output will be substantially lower than in the past and will likely decrease over time.

     While past production has come principally from open pit mines, FirstMiss Gold's current production comes from underground mining. The Main (open) Pit was closed in July 1995 after a geotechnical monitoring program indicated that continued pit mining would likely destabilize a pit wall. Currently, sulfide ores for the mill are produced from an underground mine known as the Getchell Main Underground Mine. In January 1995, FirstMiss Gold assumed full mining duties from an independent underground mining contractor and implemented a program to enhance the mine's operations. The Getchell Main Underground Mine began commercial production of sulfide mill feed in May 1995, and it is anticipated that the majority of mining activities will be underground for the foreseeable future. Stockpiled ores and the Getchell Main Underground Mine will furnish mill feed until additional sulfide ore sources can be put into production. There is sufficient stockpile material to feed the mill for approximately two years at current milling rates, assuming the Getchell Main Underground Mine produces 1,000 tons of ore per day. Stockpile ore grades are lower than what was typically produced from the Main Pit in recent years. By the end of fiscal 1995, production from the Getchell Main Underground Mine was approximately 700 tons of ore per day with an average gold grade of 0.317 ounces per ton, and in August 1995, production reached the 1,000 ton-per-day target. The underground mining rate goal is to increase to 1,200 tons per day in fiscal 1996. However, there can be no assurances that such goals will be reached.

     In January 1995, FirstMiss Gold announced a geologic resource along the Turquoise Ridge Fault. To facilitate timely delineation of any mineable reserve, an intensive core drilling program addressing primarily the southwestern area of Turquoise Ridge was conducted from February to July 1995. As part of this program, 13 core drill rigs generated in excess of 70 drill holes spaced on intervals of 50 to 150 feet and produced in excess of 130,000 vertical feet of core samples. This program was concentrated on a limited area of Turquoise Ridge, approximately 800 feet by 1,100 feet. MRDI has been engaged to prepare a pre-feasibility study with respect to Turquoise Ridge. A pre-feasibility study is an economic-based analysis of an ore body that serves as the basis for a mine plan for the extraction of gold from that ore body on an economically viable basis. MRDI, directly or through sub-contractors, is also providing information on hydrological, metallurgical and geotechnical characterization to support mine plans and economic analyses, the purpose of which is to define a mineable reserve.

     Fiscal 1995 production was as follows:

                                                                      SULFIDE ORE
                                                 ------------------------------------------------------
                                                                            GETCHELL MAIN       TOTAL
                                                                             UNDERGROUND       SULFIDE
                                                 STOCKPILE     MAIN PIT         MINE             ORE
                                                 ---------     --------     -------------     ---------
Tons Processed..................................   750,821      307,263        116,850        1,174,934
Grade...........................................     0.132        0.220          0.333            0.175
Contained Ounces................................    99,108       67,594         38,911          205,613

                                                                       OXIDE ORE
                                                 ------------------------------------------------------
                                                   DUMPS
                                                    AND                TURQUOISE                TOTAL
                                                 STOCKPILE             RIDGE PIT              OXIDE ORE
                                                 ---------     --------------------------     ---------
Tons Processed..................................   415,406              539,764                 955,170
Grade...........................................     0.019               0.030                    0.025
Contained Ounces................................     7,743               16,136                  23,879

  Ancillary Facilities and Raw Materials

     Oxygen for the mill is produced by an on-site plant owned and operated by an independent contractor who also provides supplemental liquid oxygen. Electricity is provided by an independent utility company under an electric services agreement. The mill uses reclaimed water pumped from the tailings pond and from the dewatering of the pits and is supplemented by two existing wells on the Getchell Property. A limestone deposit located on the Getchell Property is mined and stockpiled by an independent contractor for use in the milling process. Other materials necessary in the milling process are available for purchase from more than one supplier and are hauled by truck to the Getchell Property. These materials may be subject to shortages from time to time, resulting in higher costs.

  Sales and Marketing

     During fiscal 1995, FirstMiss Gold's dore was refined and sold under contract to Metalor USA Refining Corporation ("Metalor") of North Attleborough, Massachusetts, a wholly owned subsidiary of Swiss Bank Corporation. FirstMiss Gold believes that there are a number of potential purchasers in addition to Metalor. Total ounces of gold sold were 199,237, 243,826, and 210,644 for fiscal 1995, 1994 and 1993, respectively. Of these sales, none were exported in fiscal 1995, and 7% and 28% were exported (to France) in fiscal 1994 and 1993, respectively.

  Forward Sales

     FirstMiss Gold currently uses spot deferred contracts in its hedging program to protect earnings and cash flow from the impact of gold price fluctuations. These transactions have been designated as hedges of the price of future production and are accounted for as such. Spot deferred contracts are agreements between a seller and a counterparty whereby the seller commits to deliver a set quantity of gold, at an established date in the future and at agreed upon prices. The established price is equal to the spot price for gold plus "contango." Contango is equal to the difference between the prevailing market rate for cash borrowings less the gold lease rate, for comparable periods, and represents compensation to the seller for holding gold until a future date. Contango rates ranged from approximately 4 1/2% to 6 1/2% during fiscal 1995.

     At the scheduled future delivery date, the seller may, at the option of the counterparty, deliver into the contract or defer the delivery to a future date. This option allows the seller to maximize the price realized by selling at the spot market price if such price at that time were to be higher than the forward contract price. Each time a seller defers delivery, the forward sales price is increased by the then prevailing contango for the next period. Generally, the counterparty will allow the seller to continue to defer contract deliveries providing that there is sufficient scheduled production from proven and probable reserves to fulfill the commitment.

During fiscal 1995 and 1994, FirstMiss Gold deferred delivery on contracts representing 70,100 and 244,000 ounces, respectively.

     At June 30, 1995, FirstMiss Gold had spot deferred contracts on 147,100 gold ounces which are scheduled to be delivered throughout fiscal 1996 at prices ranging from $387 to $420 per gold ounce. FirstMiss Gold intends to continue to defer delivery into future periods when the spot market price is higher than the spot deferred contract price. Based on the market price of gold at June 30, 1995, the unrealized gain on the contracts is $416,000. The Company's accounting treatment for spot deferred contracts is outlined in Notes 1 and 12 to the Consolidated Financial Statements.

     FirstMiss Gold is required by the counterparty to maintain a $12 million margin account which is guaranteed by the Company. Should the difference between the liquidation value of FirstMiss Gold's spot deferred positions and the spot market price exceed the margin account, FirstMiss Gold could be subject to a margin call. The liquidation value of a position is based on the spot price and the contango rates available, at the time such value is calculated, versus the spot price and contango rates used in establishing the spot deferred position.

     Risk of loss with these forward sales agreements arises from the possible inability of the counterparty to honor contracts and from changes in FirstMiss Gold's anticipated production of gold. However, nonperformance by any party to the financial instruments is not anticipated.

  Gold Price Volatility

     The Company's profitability is significantly affected by changes in the market price of gold. Gold prices fluctuate widely and are affected by numerous industry factors, such as demand for precious metals, forward selling by producers, central bank sales and purchase of gold, and production and cost levels in major gold-producing regions such as South Africa and the former Soviet Union. If gold prices should decline below the cash costs of production and remain at such levels for any sustained period, FirstMiss Gold could determine that it is not economically feasible to continue commercial production.

  Competition

     FirstMiss Gold faces competition from other mining companies in connection with the acquisition of mineral interests and the recruitment and retention of qualified employees. Many of the competitors have substantially larger financial resources and produce substantially larger amounts of gold. As such, it may be difficult for FirstMiss Gold to obtain potential development properties in the future on acceptable terms.

  Working Capital Requirements and Seasonality of Business

     Changes in ore inventory will typically have the most effect on working capital requirements. Ore inventory tonnages fluctuate in response to various factors including scheduled milling rates, projected ore availability, weather conditions and efficient scheduling of mine production. Winter weather extremes may affect levels of gold production.

     See pages 32-34, Note 14 of the 1995 Annual Report for additional Industry Segment Information.

OTHER OPERATIONS

     The Company owns 50% of Power Sources, Inc. ("PSI") of Charlotte, North Carolina, which burns wood residue in industrial boilers to create steam energy. The steam is sold under long-term contracts to industrial users. PSI operates five plants located in North Carolina, South Carolina and Tennessee. A sixth plant is currently under construction in Mississippi.

                            ------------------------
  Environmental

     Company operations are subject to a wide variety of environmental laws and regulations governing emissions to the air, discharges to water sources, and the handling, storage, treatment and disposal of waste materials, as well as other laws and regulations concerning health and safety conditions. The Company holds a number of environmental permits and licenses regulating air emissions, water discharges and hazardous waste disposal and, to the best of its knowledge, is in material compliance with such requirements at all locations. The Company makes capital and other expenditures in a continuing effort to comply with environmental laws and regulations, or changing interpretations of existing laws and regulations. Environmental capital expenditures for fiscal 1995 were $3.7 million. Projected environmental capital expenditures for fiscal 1996 and 1997 are $3.8 million and $5.2 million, respectively. While these expenditures are necessary to comply with environmental laws and regulations, they may also reduce operating expenses and improve efficiencies.

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

     The Company has received notices from the EPA or a similar state agency that it is a potentially responsible party ("PRP") under Superfund or a comparable state statute at eight sites and, thus, may be liable for a share of the associated remediation costs. At two sites, the Company has contributed no waste and seeks to be removed as a PRP, and at the remaining sites, the Company believes it was a minor contributor. It is difficult to estimate the Company's ultimate liability in these matters due to several uncertainties such as, but not limited to, the method and extent of remediation, the percentage of material attributable to the Company at the sites relative to that attributable to other parties, and the financial capabilities of the other PRPs. Based on currently available information, however, the Company does not believe that any liability at these sites will be material to its financial condition or cash flow.

     The current owner of a fertilizer manufacturing facility, previously operated under lease by a subsidiary of the Company, is performing a feasibility study and developing a remediation action plan at that site, scheduled for completion in the second or third quarter of fiscal 1996. Another previous owner takes the position that the Company has some financial responsibility for the closure activities. The Company will determine what responsibilities, if any, it may have in this matter upon review and assessment of the closure plan.

     FirstMiss Gold recognizes environmental liabilities associated with reclamation and closure costs. Activities which result in reclamation costs are the permanent closure of the mining and mineral processing operations and reclamation of the disturbed land to a productive use. Permanent closure and reclamation activities take place concurrent with and after the productive life of the operations. Activities which result in closure costs are related to monitoring after permanent closure and reclamation. FirstMiss Gold conducts concurrent reclamation activities. Current insurance coverage does not include reclamation and closure costs.

     The uncertainties related to reclamation and closure costs result from unknown future additional regulatory requirements, significant new surface disturbances or additional mineral processing facilities and the potential for recognition in the future of additional activities needed for reclamation. The technologies for reclamation are evolving during the life of the operations. Periodic review of the activities and costs for reclamation, and consequent adjustments to the ongoing accrual, are conducted.

     In accordance with the State of Nevada Division of Environmental Protection ("NDEP"), FirstMiss Gold has submitted a plan to the NDEP for the eventual closure and reclamation of the Getchell Property and is awaiting approval and permitting. As of June 30, 1995, the total estimated cost for reclamation and eventual closure was $4.8 million, of which FirstMiss Gold had accrued a total of $3.0 million. FirstMiss Gold will make the additional accruals over the remaining productive life of the operations. FirstMiss Gold has begun reclamation of surface mining disturbances and anticipates an ongoing program of additional reclamation over the next several years. Activities have included regrading, revegetation and soil stabilization.

     The Company continues as guarantor of $18.9 million of reclamation bonds related to the disposed coal operations until bonding is obtained by the purchaser, which is to be no later than December 1996. The total reclamation liability covered by the bonding is estimated at $2.6 million as of June 30, 1995. The Company believes that all the requisite bonds will be obtained or that the related reclamation will be performed by the purchaser.

ITEM 2. PROPERTIES

A. General

     A description of properties and the segments to which they relate is also included in the Business discussion located on pages 3 through 14 of this Form 10-K. The Company believes that its properties are suitable and adequate for the purposes for which they are used.

B. Gold Ore Reserves

     The following table sets forth the proven and probable mineable ore reserves located on the Getchell Property as of June 30, 1995. Sulfide reserves assume a 0.200 ounce per ton cutoff for underground reserves. Oxide reserves are based on a 0.010 cyanide soluble cutoff grade. Included in sulfide reserves are low-grade stockpiles containing 1,605,800 tons of ore at an average grade of
0.099 ounces per ton, or 159,300 contained ounces of gold. Also included in sulfide reserves are 3,668,200 tons of underground ore at an average grade of
0.335 ounces per ton, or 1,229,000 contained ounces of gold.

     Proven and probable mineable ore reserves are estimates of quantities and grades of ore which can be economically recovered based on assumptions of a $400 per ounce future gold price and projected future mining and milling costs. These reserves have been prepared by FirstMiss Gold and confirmed by Mine Development Associates, an independent mining consulting firm.

                    PROVEN AND PROBABLE MINEABLE RESERVES(1)

                                                                                       CONTAINED
                                                    ORE TONS         GRADE            GOLD OUNCES
                                                   ----------  ------------------     -----------
                                                               (WEIGHTED AVERAGE)
    Sulfide......................................   5,274,000         0.263            1,388,300
    Oxide........................................   1,689,600         0.028               46,600
                                                   ----------        ------           -----------
    Total........................................   6,963,600         0.206            1,434,900

- ---------------

(1) Does not include any reserves at Turquoise Ridge.

     Gold mineralization on the Getchell Property occurs in a series of discrete zones associated with the north-trending Getchell Fault and with the northeast-trending Turquoise Ridge Fault. Both systems cut through a thick sequence of interbedded early paleozoic sedimentary, igneous and volcanic units. The northwest-dipping Turquoise Ridge Fault and the eastward-dipping Getchell Fault intersect in the Main Pit.

     Gold sulfide mineral deposits are found at depth along the Getchell Fault and in sedimentary units in contact with the Getchell Fault. Drilling has identified similar gold sulfide mineralization deposits in folded paleozoic sedimentary units in contact with the Turquoise Ridge Fault 2,000 feet northeast of the Getchell Fault. Oxidized gold deposits are also associated with the Getchell and Turquoise Ridge fault zones, typically occurring as discrete zones at depths shallower than the sulfide mineralization.

     A mineral deposit is a naturally occurring concentration of minerals that may or may not be economically mineable. A mineable reserve is that part of a mineral deposit that has been drilled sufficiently to define the tonnage and grade and that may be extracted at a profit. Mineral deposits do not qualify as commercially mineable ore bodies (proven and probable mineable reserves) under Securities and Exchange Commission rules until a comprehensive feasibility study based upon adequate test results is concluded.

                                     [MAP]

The graphic represents a map of the Getchell Property and its general location within the State of Nevada. The map sets forth the boundaries of the property and the location on the property of certain of FirstMiss Gold's past and present mining sites and certain areas identified for exploration. The map is dated June 30, 1995.

ITEM 3. LEGAL PROCEEDINGS

     On July 15, 1986, the first of 17 lawsuits was filed in the Twenty-First Judicial District Court, Livingston Parish, Louisiana, against approximately 90 defendants, including Triad Chemical. The plaintiffs' multi-billion dollar claims are based on alleged personal injuries and property damage as a result of exposure to hazardous waste allegedly contributed by the defendants to the Combustion Inc. site, which was operated as a waste and used oil reclamation and reprocessing facility in Livingston Parish. The pending litigation was consolidated into a class action and removed to federal district court for the Middle District of Louisiana. On April 20, 1993, one of the defendants filed a third party claim against AMPRO Fertilizer, Inc. and 210 other entities seeking to have the new defendants pay a share of the claims made by the plaintiffs and clean-up costs for the site. Despite assertions by certain third parties that Triad and AMPRO sent waste to the Combustion site, neither company's records reflect that any waste was sent to the site. The claim against AMPRO was subsequently dismissed without prejudice. During fiscal 1995, Triad and a majority of the other defendants negotiated a settlement that would resolve the class action plaintiffs' claims. Under the settlement, which requires court approval, Triad would pay $600,000.

     Triad has received and responded to letters issued by the EPA under Section 104 of the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") relative to the possibility that Triad waste was disposed at the Combustion site. Under CERCLA, generators of waste may be held responsible for investigation and site cleanup costs. During fiscal 1995, Triad and AMPRO paid a total of $50,000 pursuant to a de minimis settlement with regard to site cleanup liability.

     Additionally, the Company has pending several claims incurred in the normal course of business which, in the opinion of management and legal counsel, can be disposed of without material effect on the Company's financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No items were submitted to a vote of security holders of the Company during the fourth quarter of 1995.

                                    PART II

ITEMS 5-8. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS, SELECTED FINANCIAL DATA, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AND FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by Part II, Items 5-8, has been included in the Registrant's Annual Report to Stockholders for the year ended June 30, 1995, which has been furnished to the Commission. See the Cross Reference Sheet on Page 2 hereof for the locations of such information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEMS 10-13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, EXECUTIVE
             COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Part III, Items 10-13, has been included in the Registrant's definitive Proxy Statement, which will be mailed to the Commission by October 6, 1995, pursuant to Regulation 14A, and is incorporated herein by reference. See the Cross Reference Sheet on Page 2 hereof for the location of such information.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements and Supplementary Data

                                                                    PAGES IN 1995 ANNUAL REPORT
                                                                          TO STOCKHOLDERS
                                                                           INCORPORATED
                                                                        HEREIN BY REFERENCE
                                                                    ---------------------------
    Consolidated Balance Sheets as of June 30, 1995 and 1994.......         19
    Consolidated Statements of Operations, years ended June 30,
      1995,
      1994 and 1993................................................         20
    Consolidated Statements of Stockholders' Equity, years ended
      June 30, 1995, 1994 and 1993.................................         21
    Consolidated Statements of Cash Flows, years ended June 30,
      1995, 1994 and 1993..........................................         22
    Notes to Consolidated Financial Statements.....................       23-34
    Quarterly Financial Data (Unaudited)...........................         34
    Independent Auditors' Report...................................         34

(a)(2) Financial Statement Schedules

                                                                           PAGE OF THIS
                                                                             FORM 10-K
                                                                    ---------------------------
    Independent Auditors' Report on Schedule.......................         23
    Schedule VIII -- Valuation and Qualifying Accounts for Years
      Ended June 30, 1995, 1994 and 1993...........................         24

     Schedules other than those listed above are omitted because they are not required, are not applicable or the information required has been included elsewhere herein.

(a)(3) Exhibits

         3(a)       -- Restated and Amended Charter of Incorporation of the Company was filed as Exhibit 3(i) to the Company's Quarterly Report on Form 10-Q for the
                       quarter ended March 31, 1995, and is incorporated by reference.
         3(b)       -- Bylaws of the Company, as amended November 11, 1994, were filed as
                       Exhibit 3(ii) to the Company's Quarterly Report on Form 10-Q for the
                       quarter ended March 31, 1995, and are incorporated by reference.

         4(a)       -- Articles IV, VIII, IX and X of the Company's Charter of Incorporation
                       and the Statements of Resolution establishing the Company's 1982-A,
                       1982-B, 1982-C, 1982-D, 1983-A, 1984-A, 1984-B, 1985-A, 1986-A,
                       1987-A, 1988-A, 1988-1,
                       1989-A, 1989-1, 1989-2, 1990-1, 1990-2, 1991-1, 1991-2, 1992-1 and
                       1994-1 Series Convertible Preferred Stock and the Company's Series X
                       Junior Participating Preferred Stock are included in Exhibit 3(a) to the Quarterly Report on Form 10-Q for the quarter ended March 31,
                       1995, and are incorporated by reference.
         4(b)       -- Articles II, V and VI of the Company's Bylaws are included in Exhibit
                       3(b) and are incorporated by reference.
         4(c)       -- First Mississippi Corporation 401(K) Thrift Plan, as amended and restated on February 13, 1986, was filed as Exhibit 4.3 to post-effective amendment No. 2 to the Company's Registration Statement on Form S-8 (Registration No. 2-93585) and is incorporated by reference.
         4(d)       -- First Amendment to the First Mississippi Corporation 401(K) Thrift
                       Plan, as previously amended and restated, dated May 22, 1987, was filed on May 29, 1987, as Exhibit 4.4 to post-effective Amendment No.
                       3 to the Company's Registration Statement on Form S-8 (Registration
                       No. 2-93585) and is incorporated by reference.
         4(e)       -- Second Amendment to the First Mississippi Corporation 401(K) Thrift
                       Plan, as previously amended and restated, dated September 22, 1988, was filed as Exhibit 4(e) to the Company's Annual Report on Form 10-K
                       for the fiscal year ended June 30, 1988, and is incorporated by reference.
         4(f)       -- Third Amendment to the First Mississippi Corporation 401(K) Thrift
                       Plan, as previously amended and restated, dated November 14, 1991, was filed as Exhibit 4(b) to Item 7 to the Company's Form 8-K dated
                       November 14, 1991, and is incorporated by reference.
         4(g)       -- Fourth Amendment to the First Mississippi Corporation 401(K) Thrift
                       Plan, as previously amended and restated, dated May 12, 1992, was filed as Exhibit 4(g) to the Company's Annual Report on Form 10-K for
                       the fiscal year ended June 30, 1993, and is incorporated by reference.
         4(h)       -- The First Mississippi Corporation 401(K) Savings Plan, as amended and restated, effective July 1, 1989, was filed as Exhibit 4 to the
                       Company's Form 8-K dated June 13, 1994, and is incorporated by reference.
         4(i)       -- Amended and Restated Rights Agreement between the Company and
                       Ameritrust Company National Association, whose name has now been changed to KeyCorp Shareholder Services, Inc., was filed as an Exhibit to Item 7 to the Company's Form 8-K dated February 28, 1989, and is incorporated by reference.
         4(j)       -- Amended and Restated Gold Loan Agreement, dated as of January 26,
                       1988, between MASE WESTPAC, INC. and FMG Inc., was filed as Exhibit
                       10.15 to the Amendment No. 2 to the Registration Statement on Form S-1
                       (Registration No. 33-18249) of FirstMiss Gold Inc. and is incorporated by reference.
         4(k)       -- Loan Agreement between the Company and FirstMiss Gold Inc., dated
                       March 29, 1990, was filed as Exhibit 4(p) to the Annual Report on Form
                       10-K for FirstMiss Gold Inc. for the fiscal year ended June 30, 1991, and is incorporated by reference.
         4(l)       -- Amendment to Loan Agreement between the Company and FirstMiss Gold
                       Inc., dated August 27, 1991, was filed as Exhibit 4(q) to the Annual
                       Report on Form 10-K for FirstMiss Gold Inc. for the fiscal year ended
                       June 30, 1991, and is incorporated by reference.
         4(m)       -- Loan Agreement between the Company and FirstMiss Gold Inc., dated
                       February 1, 1995.

         4(n)       -- Credit Agreement, dated as of December 30, 1987, by and among FMG
                       Inc., FirstMiss Gold Inc., and Westpac Banking Corporation, was filed as Exhibit 10.17 to Amendment No. 1 to the Registration Statement on
                       Form S-1 (Registration No. 33-18249) of FirstMiss Gold Inc. and is
                       incorporated by reference.
         4(o)       -- First Amendment to the Credit Agreement, dated as of January 26, 1988, by and among FMG Inc., FirstMiss Gold Inc., and Westpac Banking
                       Corporation, was filed as Exhibit 10.23 to Amendment No. 2 to the
                       Registration Statement on Form S-1 (Registration No. 33-18249) of
                       FirstMiss Gold Inc. and is incorporated by reference.
         4(p)       -- Second Amendment to the Credit Agreement, dated as of April 14, 1988, by and among FMG Inc., FirstMiss Gold Inc., and Westpac Banking
                       Corporation, was filed as Exhibit 10.24 to Amendment No. 4 to the
                       Registration Statement on Form S-1 (Registration No. 33-18249) of
                       FirstMiss Gold Inc. and is incorporated by reference.
         4(q)       -- Third Amendment to the Credit Agreement, dated as of March 30, 1989, by and among FMG, Inc., First Miss Gold Inc., and Westpac Banking
                       Corporation, was filed as Exhibit 4(h) to the Annual Report on Form
                       10-K of FirstMiss Gold Inc. for fiscal year ended June 30, 1989, and is incorporated by reference.
         4(r)       -- Fourth Amendment to the Credit Agreement, dated as of July 2, 1990, by and among FMG, Inc., FirstMiss Gold Inc., and Westpac Banking
                       Corporation, was filed as Exhibit 4(m) to the Annual Report on Form
                       10-K of FirstMiss Gold Inc. for fiscal year ended June 30, 1991, and is incorporated by reference.
         4(s)       -- Senior Note Purchase Agreement (composite conformed copy with substantially all exhibits conformed as executed), dated as of June 1,
                       1992, between the Company and Connecticut General Life Insurance
                       Company, United Companies Life Insurance Company, Principal Mutual
                       Life Insurance Company, John Hancock Mutual Life Insurance Company,
                       The Ohio National Life Insurance Company, The Union Central Life
                       Insurance Company, The Manhattan Life Insurance Company and Modern
                       Woodmen of America, was filed as Exhibit 4(y) to the Company's Annual
                       Report on Form 10-K for the fiscal year ended June 30, 1992, and is incorporated by reference.
         4(t)       -- Credit Agreement, dated as of February 9, 1993, between the Company, the Banks party thereto and The Chase Manhattan Bank (National
                       Association), as Agent, was filed as Exhibit 4.1 to the Company's
                       Quarterly Report on Form 10-Q for the quarter ended December 31, 1992, and is incorporated herein by reference.
         4(u)       -- Amendment No. 1, dated as of August 1, 1993, to the Credit Agreement between the Company, the Banks party thereto and The Chase Manhattan
                       Bank (National Association), as Agent, was filed as Exhibit 4(s) to the Company's Annual Report on Form 10-K for the fiscal year ended
                       June 30, 1993, and is incorporated by reference.
         4(v)       -- Extension of commitment termination date, dated as of December 30,
                       1993, in accordance with the provisions of Section 2.04 of the Credit
                       Agreement dated as of February 9, 1993, between the Company, the Banks party thereto and The Chase Manhattan Bank (National Association), as
                       Agent, was filed as Exhibit 4(u) to the Company's Annual Report on
                       Form 10-K for the fiscal year ended June 30, 1994, and is incorporated by reference.
         4(w)       -- Extension of commitment termination date, dated as of December 30,
                       1994 and January 9, 1995, in accordance with the provisions of Section
                       2.04 of the Credit Agreement dated as of February 9, 1993, between the
                       Company, the Banks party thereto and The Chase Manhattan Bank
                       (National Association), as Agent.

        10(a)*      -- Termination Agreement, dated July 1, 1989, between the Company and its
                       Chief Executive Officer, was filed as Exhibit 10(b) to the Company's
                       Annual Report on Form 10-K for the fiscal year ended June 30, 1990, and is incorporated by reference.
        10(b)*      -- Form of Termination Agreement, dated July 1, 1989, between the Company and each of the following executive officers of the Company: William
                       P. Bartlett, C. R. Gibson, R. Michael Summerford and O. E. Wall
                       (Company's Termination Agreement with each such officer contains terms identical to those contained in the form of Agreement filed), was filed as Exhibit 10(c) to the Company's Annual Report on Form 10-K for
                       the fiscal year ended June 30, 1990, and is incorporated by reference.
        10(c)*      -- First Mississippi Corporation 1980 Long-Term Incentive Plan, as
                       amended, was filed as Exhibit 10(a) to Item 7 of the Company's Form
                       8-K dated November 14, 1991, and is incorporated by reference.
        10(d)*      -- First Mississippi Corporation 1988 Long-Term Incentive Plan, as
                       amended, was filed as Exhibit 10(b) to Item 7 of the Company's Form
                       8-K dated November 14, 1991, and is incorporated by reference.
        10(e)*      -- The descriptions of certain arrangements for directors and executive officers are described under the captions "Director Compensation" and
                       "Summary Compensation Table" of the Company's Proxy Statement for its
                       November 10, 1995 Annual Meeting of Stockholders, and are incorporated by reference.
        10(f)*      -- 1991 Restatement of the First Mississippi Corporation Directors'
                       Retirement Plan, as revised and restated on May 14, 1991, was filed as
                       Exhibit 10(f) to the Company's Annual Report on Form 10-K for the
                       fiscal year ended June 30, 1991, and is incorporated by reference.
        10(g)*      -- First Mississippi Corporation 1989 Deferred Compensation Plan for
                       Outside Directors, as amended on September 12, 1994.
        10(h)       -- Amended and Restated Gold Loan Agreement, dated as of January 26,
                       1988, is listed as Exhibit 4(j).
        10(i)       -- Gold Production Purchase Agreement between MASE WESTPAC, INC. and FMG
                       Inc. was filed as Exhibit 10.16 to Amendment No. 1 to the Registration
                       Statement on Form S-1 (Registration No. 33-18249) of FirstMiss Gold
                       Inc., and is incorporated by reference.
        10(j)       -- Amendment No. 1 to the Gold Production Purchase Agreement, dated as of
                       January 26, 1988, between MASE WESTPAC, INC. and FMG Inc. was filed as
                       Exhibit 10.22 to Amendment No. 2 to the Registration Statement on Form
                       S-1 (Registration No. 33-18249) of FirstMiss Gold Inc., and is
                       incorporated by reference.
        10(k)       -- Form of Indemnification Agreement between the Company and the following Directors or Officers of the Company (Company's
                       Indemnification Agreements with each such individual contains identical provisions to those contained in the form): Richard P.
                       Anderson, Paul A. Becker, James W. Crook, James E. Fligg, Charles R.
                       Gibson, Robert P. Guyton, Charles P. Moreton, Paul W. Murrill, William
                       A. Percy, II, Maurice T. Reed, Jr., Frank G. Smith, Leland R. Speed,
                       R. Gerald Turner, J. Kelley Williams, R. Michael Summerford, O. E.
                       Wall, Charles M. McAuley and J. Steve Chustz was filed as Exhibit
                       10(t) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1988, and is incorporated by reference.
        10(l)*      -- FirstMiss Gold Inc. Amended and Restated Long-Term Incentive Plan was
                       filed as Exhibit 10(i) to the Annual Report on Form 10-K for FirstMiss
                       Gold Inc. for the fiscal year ended June 30, 1993, and is incorporated by reference.

        10(m)       -- Purchase and Sale Agreement between the Company, First Energy
                       Corporation, FRM, Inc., FEC Marketing, Inc. and JN Exploration &
                       Production Limited Partnership, dated June 16, 1993, relating to the sale of the Company's oil and gas reserves and related assets, was filed as Exhibit 10(n) to the Company's Annual Report on Form 10-K for
                       the fiscal year ended June 30, 1993, and is incorporated by reference.
        10(n)       -- Joint Venture Agreement between INDRESCO Inc., d/b/a Harbison-Walker
                       Refractories, a division of INDRESCO Inc., and Plasma Processing
                       Corporation dated as of August 23, 1995.
        13          -- Annual Report to Stockholders for the year ended June 30, 1995. (Such
                       Annual Report is not, except for those portions thereof which are expressly incorporated by reference, to be deemed "filed" as part of this Form 10-K).
        21          -- List of the subsidiaries of the Company.
        23          -- Auditor's Consent regarding incorporation of reports into Registration
                       Statement Nos. 2-93584, 2-93585, 2-74337, 2-54048, 33-512, 33-9106,
                       33-17483, 33-24413, 33-24414, 33-26895, 33-31343, 33-33135, 33-37084,
                       33-39137, 33-43586, 33-43600, 33-45344, 33-56026 and 33-57799 is
                       contained on Page 31 of this report.
        27          -- Financial Data Schedule.

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

(b) No reports on Form 8-K were filed during the fourth quarter of 1995.

(c) Please see (a)(3) above.

(d) Please see (a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FIRST MISSISSIPPI CORPORATION

Date: September 25, 1995                    By:  /s/  J. KELLEY WILLIAMS
                                                      J. Kelley Williams,
                                                    Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                               TITLE                     DATE
- ---------------------------------------------  ---------------------------   -------------------
        /s/  J. KELLEY WILLIAMS               Chairman of the Board of      September 25, 1995
             J. Kelley Williams                  Directors, Chief
                                                 Executive Officer
                                                 (Principal Executive
                                                 Officer) and Director

          /s/  THOMAS G. TEPAS                 President and Chief           September 25, 1995
               Thomas G. Tepas                   Operating Officer

       /s/  R. MICHAEL SUMMERFORD              Vice President and Chief      September 25, 1995
            R. Michael Summerford                Financial Officer
                                                 (Principal Financial
                                                 Officer)

         /s/  TROY B. BROWNING                 Controller (Principal         September 25, 1995
              Troy B. Browning                   Accounting Officer)

        /s/  RICHARD P. ANDERSON               Director                      September 25, 1995
             Richard P. Anderson

          /s/  PAUL A. BECKER                  Director                      September 25, 1995
               Paul A. Becker

          /s/  JAMES W. CROOK                  Director                      September 25, 1995
               James W. Crook

          /s/  JAMES E. FLIGG                  Director                      September 25, 1995
               James E. Fligg

         /s/  ROBERT P. GUYTON                 Director                      September 25, 1995
              Robert P. Guyton

        /s/  CHARLES P. MORETON                Director                      September 25, 1995
             Charles P. Moreton

          /s/  PAUL W. MURRILL                 Director                      September 25, 1995
               Paul W. Murrill

       /s/  WILLIAM A. PERCY, II               Director                      September 25, 1995
            William A. Percy, II

       /s/  MAURICE T. REED, JR.               Director                      September 25, 1995
            Maurice T. Reed, Jr.

          /s/  LELAND R. SPEED                 Director                      September 25, 1995
               Leland R. Speed

         /s/  R. GERALD TURNER                 Director                      September 25, 1995
              R. Gerald Turner

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE

The Board of Directors and Stockholders
First Mississippi Corporation:

     Under date of September 8, 1995, we reported on the consolidated balance sheets of First Mississippi Corporation and subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1995, as contained in the 1995 Annual Report to Stockholders. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we have audited the financial statement schedule listed in Item 14(a)(2) of Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                            KPMG PEAT MARWICK LLP

Jackson, Mississippi
September 8, 1995

                                                                   SCHEDULE VIII

          FIRST MISSISSIPPI CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED JUNE 30, 1995, 1994 AND 1993
                           (IN THOUSANDS OF DOLLARS)

                                                                                    OTHER
                                                    BALANCE AT    CHARGED TO      ADDITIONS      BALANCE
                                                    BEGINNING     COSTS AND     (DEDUCTIONS),    AT END
                    DESCRIPTION                      OF YEAR       EXPENSES          NET         OF YEAR
- --------------------------------------------------------------    ----------    -------------    -------
YEAR ENDED JUNE 30, 1995:
  Allowance for doubtful accounts...................  $    721         196             112       $ 1,029
  Allowance for restructuring costs.................  $  2,460           0          (1,878)      $   582
Year ended June 30, 1994:
  Allowance for doubtful accounts...................  $  4,565         561          (4,405)      $   721
  Allowance for restructuring costs.................  $ 21,535           0         (19,075)      $ 2,460
Year ended June 30, 1993:
  Allowance for doubtful accounts...................  $  2,084       2,589            (108)      $ 4,565
  Allowance for restructuring costs.................  $      0      39,578         (18,043)      $21,535

                         INDEPENDENT AUDITORS' CONSENT

The Board of Directors
First Mississippi Corporation:

     We consent to incorporation by reference in the Registration Statements on Form S-8 (Nos. 2-93584, 2-93585, 2-74337, 2-54048, 33-512, 33-9106, 33-17483,
33-24413, 33-24414, 33-26895, 33-31343, 33-33135, 33-37084, 33-39137, 33-43586,
33-43600, 33-45344, 33-56026 and 33-57799) of our reports dated September 8,
1995, relating to the consolidated financial statements and financial statement schedule of First Mississippi Corporation and subsidiaries as of June 30, 1995 and 1994, and for each of the years in the three-year period ended June 30, 1995, which reports appear or are incorporated by reference in the June 30, 1995, annual report on Form 10-K of First Mississippi Corporation. Our report on the consolidated financial statements refers to a change in the method of accounting for income taxes.

                                            KPMG PEAT MARWICK LLP

Jackson, Mississippi
September 25, 1995

                              INDEX TO EXHIBITS

Exhibit
  No.                                                     Description
- -------                                                   -----------

3(a)       Restated and Amended Charter of Incorporation of the Company was filed as Exhibit 3(i) to the Company's
           Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and is incorporated by reference.

3(b)       Bylaws of the Company, as amended November 11, 1994, were filed as Exhibit 3(ii) to the Company's Quarterly
           Report on Form 10-Q for the quarter ended March 31, 1995, and are incorporated by reference.

4(a)       Articles IV, VIII, IX and X of the Company's Charter of Incorporation and the Statements of Resolution
           establishing the Company's 1982-A, 1982-B, 1982-C, 1982-D, 1983-A, 1984-A, 1984-B, 1985-A, 1986-A, 1987-A,
           1988-A, 1988-1, 1989-A,  1989-1, 1989-2, 1990-1, 1990-2, 1991-1, 1991-2, 1992-1 and 1994-1 Series Convertible
           Preferred Stock and the Company's Series X Junior Participating Preferred Stock are included in Exhibit 3(a)
           to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and are incorporated by reference.

4(b)       Articles II, V and VI of the Company's Bylaws are included in Exhibit 3(b) and are incorporated by reference.

4(c)       First Mississippi Corporation 401(K) Thrift Plan, as amended and restated on February 13, 1986, was filed as
           Exhibit 4.3 to post-effective amendment No. 2 to the Company's Registration Statement on Form S-8
           (Registration No. 2-93585) and is incorporated by reference.

4(d)       First Amendment to the First Mississippi Corporation 401(K) Thrift Plan, as previously amended and restated, dated May 22, 1987, was filed on May 29, 1987, as Exhibit 4.4 to post-effective Amendment No. 3 to the
           Company's Registration Statement on Form S-8 (Registration No. 2-93585) and is incorporated by reference.

4(e)       Second Amendment to the First Mississippi Corporation 401(K) Thrift Plan, as previously amended and restated, dated September 22, 1988, was filed as Exhibit 4(e) to the Company's Annual Report on Form 10-K for the
           fiscal year ended June 30, 1988, and is incorporated by reference.

4(f)       Third Amendment to the First Mississippi Corporation 401(K) Thrift Plan, as previously amended and restated, dated November 14, 1991, was filed as Exhibit 4(b) to Item 7 to the Company's Form 8-K dated November 14,
           1991, and is incorporated by reference.

4(g)       Fourth Amendment to the First Mississippi Corporation 401(K) Thrift Plan, as previously amended and restated, dated May 12, 1992, was filed as Exhibit 4(g) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, and is incorporated by reference.

4(h)       The First Mississippi Corporation 401(K) Savings Plan, as amended and restated, effective July 1, 1989, was filed as Exhibit 4 to the Company's Form 8-K dated June 13, 1994, and is incorporated by reference.

4(i)       Amended and Restated Rights Agreement between the Company and Ameritrust Company National Association, whose name has now been changed to KeyCorp Shareholder Services, Inc., was filed as an Exhibit to Item 7 to the
           Company's Form 8-K dated February 28, 1989, and is incorporated by reference.

4(j)       Amended and Restated Gold Loan Agreement, dated as of January 26, 1988, between MASE WESTPAC, INC. and FMG
           Inc., was filed as Exhibit 10.15 to the Amendment No. 2 to the Registration Statement on Form S-1
           (Registration No. 33-18249) of FirstMiss Gold Inc. and is incorporated by reference.

4(k)       Loan Agreement between the Company and FirstMiss Gold Inc., dated March 29, 1990, was filed as Exhibit 4(p)
           to the Annual Report on Form 10-K for FirstMiss Gold Inc. for the fiscal year ended June 30, 1991, and is incorporated by reference.

4(l)       Amendment to Loan Agreement between the Company and FirstMiss Gold Inc., dated August 27, 1991, was filed as
           Exhibit 4(q) to the Annual Report on Form 10-K for FirstMiss Gold Inc. for the fiscal year ended June 30,
           1991, and is incorporated by reference.

4(m)       Loan Agreement between the Company and FirstMiss Gold Inc., dated February 1, 1995.

4(n)       Credit Agreement, dated as of December 30, 1987, by and among FMG Inc., FirstMiss Gold Inc., and Westpac
           Banking Corporation, was filed as Exhibit 10.17 to Amendment No. 1 to the Registration Statement on Form S-1
           (Registration No. 33-18249) of FirstMiss Gold Inc. and is incorporated by reference.

4(o)       First Amendment to the Credit Agreement, dated as of January 26, 1988, by and among FMG Inc., FirstMiss Gold
           Inc., and Westpac Banking Corporation, was filed as Exhibit 10.23 to


           Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 33-18249) of FirstMiss Gold Inc.
           and is incorporated by reference.

4(p)       Second Amendment to the Credit Agreement, dated as of April 14, 1988, by and among FMG Inc., FirstMiss Gold
           Inc., and Westpac Banking Corporation, was filed as Exhibit 10.24 to Amendment No. 4 to the Registration
           Statement on Form S-1 (Registration No. 33-18249) of FirstMiss Gold Inc. and is incorporated by reference.

4(q)       Third Amendment to the Credit Agreement, dated as of March 30, 1989, by and among FMG, Inc., First Miss Gold
           Inc., and Westpac Banking Corporation, was filed as Exhibit 4(h) to the Annual Report on Form 10-K of
           FirstMiss Gold Inc. for fiscal year ended June 30, 1989, and is incorporated by reference.

4(r)       Fourth Amendment to the Credit Agreement, dated as of July 2, 1990, by and among FMG, Inc., FirstMiss Gold
           Inc., and Westpac Banking Corporation, was filed as Exhibit 4(m) to the Annual Report on Form 10-K of
           FirstMiss Gold Inc. for fiscal year ended June 30, 1991, and is incorporated by reference.

4(s)       Senior Note Purchase Agreement (composite conformed copy with substantially all exhibits conformed as executed), dated as of June 1, 1992, between the Company and Connecticut General Life Insurance Company,
           United Companies Life Insurance Company, Principal Mutual Life Insurance Company, John Hancock Mutual Life
           Insurance Company, The Ohio National Life Insurance Company, The Union Central Life Insurance Company, The
           Manhattan Life Insurance Company and Modern Woodmen of America, was filed as Exhibit 4(y) to the Company's
           Annual Report on Form 10-K for the fiscal year ended June 30, 1992, and is incorporated by reference.

4(t)       Credit Agreement, dated as of February 9, 1993, between the Company, the Banks party thereto and The Chase
           Manhattan Bank (National Association), as Agent, was filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1992, and is incorporated herein by reference.

4(u)       Amendment No. 1, dated as of August 1, 1993, to the Credit Agreement between the Company, the Banks party thereto and The Chase Manhattan Bank (National Association), as Agent, was filed as Exhibit 4(s) to the
           Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, and is incorporated by reference.

4(v)       Extension of commitment termination date, dated as of December 30, 1993, in accordance with the provisions of
           Section 2.04 of the Credit Agreement dated as of February 9, 1993, between the Company, the Banks party thereto and The Chase Manhattan Bank (National Association), as Agent, was filed as Exhibit 4(u) to the
           Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, and is incorporated by reference.

4(w)       Extension of commitment termination date, dated as of December 30, 1994 and January 9, 1995, in accordance with the provisions of Section 2.04 of the Credit Agreement dated as of


           February 9, 1993, between the Company, the Banks party thereto and The Chase Manhattan Bank (National Association), as Agent.

10(a)*     Termination Agreement, dated July 1, 1989, between the Company and its Chief Executive Officer, was filed as
           Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, and is incorporated by reference.

10(b)*     Form of Termination Agreement, dated July 1, 1989, between the Company and each of the following executive officers of the Company:  William P. Bartlett, C. R. Gibson, R. Michael Summerford and O. E. Wall  (Company's
           Termination Agreement with each such officer contains terms identical to those contained in the form of
           Agreement filed), was filed as Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, and is incorporated by reference.

10(c)*     First Mississippi Corporation 1980 Long-Term Incentive Plan, as amended, was filed as Exhibit 10(a) to Item 7 of the Company's Form 8-K dated November 14, 1991, and is incorporated by reference.

10(d)*     First Mississippi Corporation 1988 Long-Term Incentive Plan, as amended, was filed as Exhibit 10(b) to Item 7 of the Company's Form 8-K dated November 14, 1991, and is incorporated by reference.

10(e)*     The descriptions of certain arrangements for directors and executive officers are described under the captions "Director Compensation" and "Summary Compensation Table" of the Company's Proxy Statement for its
           November 10, 1995 Annual Meeting of Stockholders, and are incorporated by reference.

10(f)*     1991 Restatement of the First Mississippi Corporation Directors' Retirement Plan, as revised and restated on
           May 14, 1991, was filed as Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991, and is incorporated by reference.

10(g)*     First Mississippi Corporation 1989 Deferred Compensation Plan for Outside Directors, as amended on September
           12, 1994.

10(h)      Amended and Restated Gold Loan Agreement, dated as of January 26, 1988, is listed as Exhibit 4(j).

10(i)      Gold Production Purchase Agreement between MASE WESTPAC, INC. and FMG Inc. was filed as Exhibit 10.16 to
           Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 33-18249) of FirstMiss Gold Inc.,
           and is incorporated by reference.

10(j)      Amendment No. 1 to the Gold Production Purchase Agreement, dated as of January 26, 1988, between MASE
           WESTPAC, INC. and FMG Inc. was filed as Exhibit 10.22 to Amendment No. 2 to the Registration Statement on
           Form S-1 (Registration No. 33-18249) of FirstMiss Gold Inc., and is incorporated by reference.


10(k)      Form of Indemnification Agreement between the Company and the following Directors or Officers of the Company
           (Company's Indemnification Agreements with each such individual contains identical provisions to those contained in the form):  Richard P. Anderson, Paul A. Becker, James W. Crook, James E. Fligg, Charles R.
           Gibson, Robert P. Guyton, Charles P. Moreton, Paul W. Murrill, William A. Percy, II, Maurice T. Reed, Jr.,
           Frank G. Smith, Leland R. Speed, R. Gerald Turner, J. Kelley Williams, R. Michael Summerford, O. E. Wall,
           Charles M. McAuley and J. Steve Chustz  was filed as Exhibit 10(t) to the Company's Annual Report on Form
           10-K for the fiscal year ended June 30, 1988, and is incorporated by reference.

10(l)*     FirstMiss Gold Inc. Amended and Restated Long-Term Incentive Plan was filed as Exhibit 10(i) to the Annual
           Report on Form 10-K for FirstMiss Gold Inc. for the fiscal year ended June 30, 1993, and is incorporated by reference.

10(m)      Purchase and Sale Agreement between the Company, First Energy Corporation, FRM, Inc., FEC Marketing, Inc. and
           JN Exploration & Production Limited Partnership, dated June 16, 1993, relating to the sale of the Company's oil and gas reserves and related assets, was filed as Exhibit 10(n) to the Company's Annual Report on Form
           10-K for the fiscal year ended June 30, 1993, and is incorporated by reference.

10(n)      Joint Venture Agreement between INDRESCO Inc., d/b/a Harbison-Walker Refractories, a division of INDRESCO
           Inc., and Plasma Processing Corporation dated as of August 23, 1995.

13         Annual Report to Stockholders for the year ended June 30, 1995.  (Such Annual Report is not, except for those portions thereof which are expressly incorporated by reference, to be deemed "filed" as part of this Form
           10-K).

21         List of the subsidiaries of the Company.

23         Auditor's Consent regarding incorporation of reports into Registration Statement Nos. 2-93584, 2-93585,
           2-74337, 2-54048, 33-512, 33-9106, 33-17483, 33-24413, 33-24414, 33-26895, 33-31343, 33-33135, 33-37084,
           33-39137, 33-43586, 33-43600, 33-45344,  33-56026 and 33-57799 is contained on Page 31 of this report.

27         Financial Data Schedule.

*Indicates management contract or compensatory plan or arrangement.

           Certain debt instruments have not been filed. The Company agrees to furnish a copy of such agreement(s) to the Commission upon request.