Form 10-Q
period 1995-09-30
FIRST MISSISSIPPI CORP
filed 1995-11-14
CIK 36537

                                  FORM 10-Q

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the Quarter Ended      September 30, 1995
                      ---------------------------
                                     or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the transition period from            to
                               ----------    --------------

Commission File Number:      1-7488
                        ----------------

                         First Mississippi Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Mississippi                                   64-0354930
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

700 North Street, Jackson, MS                           39202-3095
--------------------------------------------------------------------------------
   (Address of principal                                (Zip Code)
     executive offices)

Registrant's Telephone Number, including Area Code:         601/948-7550
                                                    ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X          No
         -----           -----

          Class                               Outstanding at October 31, 1995
--------------------------                    -------------------------------
Common Stock, $1 Par Value                               20,819,908

                         Part I. Financial lnformation

Item 1. Financial Statements
                         First Mississippi Corporation
                    Consolidated Balance Sheets (Unaudited)
                           (In Thousands of Dollars)


                                                                                    Sept. 30    June 30
                                                                                      1995        1995
                                                                                   ----------   --------
Assets:
Current assets
  Cash and short-term investments                                                 $   51,240      40,523
  Accounts receivable                                                                 74,355      71,645
  Inventories:
   Finished products                                                                  25,647      24,850
   Work in process                                                                    23,918      19,051
   Raw materials and supplies                                                         20,446      20,544
                                                                                  ----------   ---------
    Total inventories                                                                 70,011      64,445
                                                                                  ----------   ---------
  Prepaid expenses and other current assets                                            4,391      11,218
 Net current assets of discontinued operations                                         8,420       4,904
                                                                                  ----------   ---------
    Total current assets                                                             208,417     192,735
                                                                                  ----------   ---------
Investments and other assets                                                          42,149      38,829
Property, plant and equipment                                                        287,210     282,433
 Less: accumulated depreciation,
  depletion and amortization                                                         142,037     136,969
                                                                                  ----------   ---------
                                                                                     145,173     145,464
 Noncurrent assets of discontinued operations                                         68,926      67,689
                                                                                  ----------   ---------
                                                                                  $  464,665     444,717
                                                                                  ==========   =========
Liabilities and Stockholders' Equity:
Current liabilities
  Current instalments of long-term debt                                           $   15,353      15,076
  Deferred revenue                                                                     2,016       2,048
  Accounts payable                                                                    54,971      45,576
  Accrued expenses and other current liabilities                                      22,313      19,928
                                                                                  ----------   ---------
    Total current liabilities                                                         94,653      82,628
                                                                                  ----------   ---------
Long-term debt                                                                        83,256      84,394
Deferred revenue and other liabilities                                                12,418      12,289
Deferred taxes                                                                        17,791      23,377
Long-term liabilities and minority interest - discontinued operations                  8,777       9,033
Stockholders' equity:
  Common stock                                                                        20,635      20,438
  Additional paid-in capital                                                          11,811       7,656
  Retained earnings                                                                  215,324     204,902
                                                                                  ----------   ---------
    Total stockholders' equity                                                       247,770     232,996
                                                                                  ----------   ---------
                                                                                  $  464,665     444,717
                                                                                  ==========   =========

The accompanying notes are an integral part of these financial statements.

                         First Mississippi Corporation
               Consolidated Statements of Operations (Unaudited)
              (In Thousands of Dollars, Except Per Share Amounts)





                                                                             3 Months ended
                                                                                 Sept. 3
                                                                         ----------------------
                                                                            1995         1994
                                                                         ---------    ---------
Revenues:
  Sales                                                                 $   142,230    134,954
  Interest and other income                                                   2,368        798
                                                                        -----------   --------
                                                                            144,598    135,752
                                                                        -----------   --------
Costs and expenses:
  Cost of sales                                                             102,627     96,746
  General, selling and
    administrative expenses                                                  16,039     11,304
  Other operating expenses                                                    1,643      1,687
  Interest expense                                                            2,369      2,448
                                                                        -----------   --------
                                                                            122,678    112,185
                                                                        -----------   --------
Earnings before income taxes                                                 21,920     23,567
Income tax expense                                                            8,550      9,225
Equity in net earnings of equity investees                                      193        115
                                                                        -----------   --------
Earnings from continuing operations                                     $    13,563     14,457
Earnings (loss) from discontinued operations, net                            (1,083)       566
                                                                        -----------   --------
  Net earnings                                                          $    12,480     15,023
                                                                        ===========   ========
Earnings (loss) per common share:
 Continuing operations                                                  $      0.64       0.71
 Discontinued operations                                                      (0.05)      0.03
                                                                        -----------   --------
Earnings per common share                                               $      0.59       0.74
                                                                        ===========   ========
Average shares outstanding                                                   21,048     20,393

Cash dividend declared
  per share                                                             $     0.100      0.075



The accompanying notes are an integral part of these financial statements.

                         First Mississippi Corporation
               Consolidated Statements of Cash Flows (Unaudited)
                           (In Thousands of Dollars)


                                                                                                            3 Months ended
                                                                                                                Sept 30
                                                                                                        ----------------------
                                                                                                           1995        1994
                                                                                                        ----------   ---------
Cash flows from operating activities:
  Net earnings                                                                                         $    12,480   15,023
  Adjustments to reconcile earnings  to
   net cash provided by operating activities:
    Depreciation, depletion and amortization                                                                 5,618    4,939
    Deferred taxes and other items                                                                           1,020    4,033
    Change in current assets and liabilities, net
     of effects of dispositions                                                                              6,045   (5,090)
  Net (earnings) loss of discontinued operations                                                             1,083     (566)
                                                                                                       -----------  -------
  Net cash provided by continuing operations                                                                26,246   18,339
  Net cash provided by (used in ) operating activities - discontinued operations                            (2,973)   4,962
                                                                                                       -----------  -------
  Net cash provided by operations                                                                           23,273   23,301
                                                                                                       -----------  -------
Cash flows from investing activities:
  Capital expenditures                                                                                      (4,783)  (3,447)
  Investment in equity investees, net                                                                       (3,664)
  Other investing activities                                                                                    92       (8)
                                                                                                       -----------  -------
  Net cash used in investing activities of continuing operations                                            (8,355)  (3,455)
  Net cash used in investing activities - discontinued operations                                           (3,176)  (4,813)
                                                                                                       -----------  -------
  Net cash used in investing activities                                                                    (11,531)  (8,268)
                                                                                                       -----------  -------
Cash flows from financing activities:
  Principal repayments of long-term debt                                                                      (270)  (5,147)
  Dividends                                                                                                 (2,057)  (1,514)
  Proceeds from issuance of long-term debt                                                                               94
  Proceeds from issuance of common stock                                                                     1,302      458
                                                                                                       -----------  -------
  Net cash used in financing activities                                                                     (1,025)  (6,109)
                                                                                                       -----------  -------
Net increase in cash and cash equivalents                                                                   10,717    8,924
Cash and cash equivalents at beginning of period                                                            40,523    2,973
                                                                                                       -----------  -------
Cash and cash equivalents at end of period                                                             $    51,240   11,897
                                                                                                       ===========  =======
Supplemental disclosures of cash flow information
  Cash paid  during the period for:
    Interest, net of amounts capitalized                                                               $     2,658    2,508
                                                                                                       ===========  =======
    Income taxes, net                                                                                  $        99   (4,366)
                                                                                                       ===========  =======

The accompanying notes are an integral part of these financial statements.

First Mississippi Corporation and Consolidated Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited.  In Thousands of Dollars)



NOTE 1 - GENERAL

        The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Annual Report of the Company and Form 10-K for the year ended June 30, 1995.



NOTE 2 - DISCONTINUED OPERATIONS

        On September 24, 1995, the board of directors of First Mississippi Corporation approved the distribution of its 14,750,000 common shares of FirstMiss Gold Inc. to its shareholders through a spin-off. First Mississippi had received a ruling from the Internal Revenue Service in April 1995 that allowed the distribution to take place with no federal income tax impact to either First Mississippi or its shareholders. The distribution occurred October 20, 1995. Each First Mississippi shareholder received approximately seven-tenths of a common share of FirstMiss Gold Inc. for each share of First Mississippi owned. Cash was paid for any resulting fractional shares created due to the distribution ratio.

The net assets and liabilities of the discontinued operations (primarily FirstMiss Gold) have been segregated in the consolidated financial statements presented. The following is the composition of those net assets and liabilities:


                                                                     9/30/905           06/30/95
                                                                     --------           --------
Receivables                                                       $     2,281              1,856
Inventories                                                             9,570              9,554
Prepaid expenses and other current assets                               1,524              1,176
Accounts payable                                                       (3,611)            (6,522)
Accrued expenses and other current liabilities                         (1,344)            (1,160)
                                                                  -----------            -------
Net current assets of discontinued operations                     $     8,420              4,904
                                                                  ===========            =======
Noncurrent assets of discontinued operations                      $    68,926             67,689
                                                                  ===========            =======

Long-term liabilities of discontinued operations                  $     3,061              3,032
                                                                  ===========            =======
Minority interest of discontinued operations                      $     5,716              6,001
                                                                  ===========            =======



The statements of operations have been reclassified to separate discontinued and continuing operations. Revenues and net earnings (loss) of the discontinued operations for the periods ended September 30, 1995, and September 30, 1994, were as follows:

                                                                              3 Months Ended
                                                                               September 30
                                                                            1995          1994
                                                                            ----          ----


Revenues                                                                  $ 17,961        21,991
                                                                          ========        ======
Earnings (loss) before taxes                                                (2,118)        1,070

Income tax (expense) benefit                                                   750          (375)
Minority interest                                                              285           129
                                                                          --------        ------

Earnings (loss) from discontinued operations, net of taxes                $ (1,083)          566
                                                                          ========        ======



NOTE 3 - COMMITMENTS AND CONTINGENT LIABILITIES

        At September 30, 1995, the Company had entered hedge contracts representing approximately 17% of anticipated purchases of natural gas for the period October 1, 1995, to June 30, 1996.

     Delivery Dates                Average Price per MMBTU              MMBTU (in 10,000's)
     --------------                -----------------------              -------------------
     10/1/95-6/30/96                        $1.88                               330

        The net unrealized loss on these natural gas contracts at September 30, 1995, is $226.

Item 2.  Management's Discussion and Analysis of Operations

RESULTS OF OPERATIONS

        Three months ended September 30, 1995 compared to the three months ended September 30, 1994

CONSOLIDATED RESULTS

        Earnings for the three months ended September 30, 1995 were $12.5 million versus $15.0 million for the same period last year. Results for the year declined on lower results from discontinued gold operations and higher unallocated corporate expense. Sales were up 5% as higher sales in Chemicals and Combustions, Thermal Plasma and Other offset a 9% decline in Fertilizer.

SEGMENT OPERATIONS

                        First Mississippi Corporation
                         Industry Segment Information
                          (In Thousands of Dollars)

                                                                           3 Months ended Sept. 30
                                                                           -----------------------
                                                                              1995         1994
                                                                              ----         ----
Sales
     Chemicals                                                              $ 54,344       49,509
     Fertilizer                                                               53,485       58,551
     Combustion, Thermal Plasma, and Other                                    34,401       26,894
                                                                            --------      -------
          Total                                                             $142,230      134,954
                                                                            ========      =======

Operating profit (loss) before income taxes
     Chemicals                                                              $ 10,547       10,586
     Fertilizer                                                               18,662       18,721
     Combustion, Thermal Plasma, and Other                                     (802)      (1,826)
                                                                            --------      -------
                                                                              28,317       27,481
Unallocated corporate expenses                                                (5,685)      (2,137)
Interest income (expense), net                                                  (685)      (1,796)
Other income (expense), net                                                      (27)          19
                                                                            --------      -------
          Total                                                             $ 21,920       23,567
                                                                            ========      =======


        Chemicals pretax operating profits for the quarter were $10.5 million versus $10.6 million last year. Sales grew 10%, primarily due to higher electronic chemicals sales. Results were down slightly despite the higher electronic chemicals sales primarily due to completion of payments under a facility reservation agreement at the Dayton, Ohio, custom manufacturing plant. Electronic chemicals sales continue to be driven by patented hydroxlamine products, which more than doubled in sales from last year due to strong demand for semiconductor manufacturing.

        Fertilizer pretax operating profits for the quarter were $18.7 million, about the same as last year as lower sales were offset by lower production cost. Sales decreased 9% from the prior year, as a 14% decrease in ammonia and urea volume was partially offset by higher average price. Production cost declined on lower average natural gas cost, which was 19% below last year. Included in natural gas cost for the quarter ended September 30, 1994, is $0.7 million in net futures contracts losses.

        Combustion, thermal plasma and other pretax operating losses decreased 56% from the prior year. The improvement was primarily due to higher combustion
sales and improved steel margins.   Sales were up 28% on a 94% increase in
combustion sales and a 23% increase in average steel price.

        Unallocated corporate expense was up over prior year primarily due to expenses related to the FirstMiss Gold spin-off and incentive payments tied to
stock appreciation.   Any additional expense of this incentive program, which
accounted for approximately half of the increase,  should not significantly
affect any future period.   Net interest expense for the quarter was lower than
prior year due to increased interest income.

DISCONTINUED OPERATIONS

        On September 24, 1995, the board of directors of First Mississippi Corporation approved the distribution of its 14,750,000 common shares of
FirstMiss Gold Inc. to its shareholders.   The distribution was made on October
20, 1995. Results of these discontinued operations, net of tax and minority interest, were a loss of $1.1 million for the current year versus a profit of $0.6 million prior year. The lower results were due to lower production, caused by lower average mill feed grade. Mill feed grade averaged 0.165 ounces per ton, down from 0.214 ounces per ton a year ago, due to increased milling of lower grade stockpile ores.

        On September 24, 1995, First Mississippi and FirstMiss Gold entered into certain agreements related to the distribution, which were summarized as part of Form 8-K filed as of that date.

CAPITAL RESOURCES AND LIQUIDITY

        Cash flow from operations was unchanged from the prior year as increased cash flow from continuing operations was offset by cash used in discontinued Gold operations. Cash flow from continuing operations was up primarily due to an increase in payables related to Fertilizer operations. The net increase in cash and cash equivalents for the current quarter was $10.7 million, up 20% over the same period prior year, primarily due to less debt repayment.

        On October 20, 1995, a promissory note was executed related to the FirstMiss Gold loan agreement dated September 24, 1995, for $52.5 million, with repayment scheduled on April 27, 2000. This represented the total advances and interest due from FirstMiss Gold under prior loan agreements as of that date. The loan agreement requires $15 million in principal of the loan to be repaid following the consummation of any public offering by FirstMiss Gold.

        Under terms of the Amended Tax Sharing Agreement executed on September 24, 1995, First Mississippi is obligated to pay FirstMiss Gold (by either an actual payment or a reduction in FirstMiss Gold's outstanding indebtedness to First Mississippi) an agreed upon amount (approximately $13.8 million as of September 30, 1995) representing the tax benefit received by the affiliated group of which First Mississippi is the common parent corporation from its use of FirstMiss Gold's losses, deductions, credits and allowances in pre-spin-off periods.





                         Part II.  Other Information


Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits

            Exhibit 27  -  Financial Data Schedules

            (b)   Reports on Form 8-K

            Registrant filed a current Report on Form 8-K dated September
            24, 1995 with information under "Acquisition or Disposition of Assets" and "Proforma Financial Information and Exhibits" relative to the spin-off and distribution of its 81.1 percent ownership of FirstMiss Gold Inc. to its shareholders.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FIRST MISSISSIPPI CORPORATION


November 14, 1995                       /s/  J. Kelley Williams
--------------------------              ----------------------------------------
Date                                    J. Kelley Williams
                                        Chairman and Chief Executive Officer


November 14, 1995                       /s/  R. Michael Summerford
--------------------------              ----------------------------------------
Date                                    R. Michael Summerford
                                        Vice President & Chief Financial Officer

                                 EXHIBIT INDEX



EXHIBITS

     27  -  Financial Data Schedules