Form 10-Q
period 1995-12-31
FIRST MISSISSIPPI CORP
filed 1996-02-13
CIK 36537

                                     10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended December 31, 1995
                                 ---------------------

                                     or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the transition period from              to
                                                   --------------  -------------
Commission File Number:  1-7488
                       ------------


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

Registrant's Telephone Number, including Area Code:   601/948-7550
                                                   -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


   Yes   X    No
        ---       ---

            Class                              Outstanding at January 31, 1996
 -------------------------------              ----------------------------------
   Common Stock, $1 Par Value                             20,584,991

Item 1. Financial Statements

                         First Mississippi Corporation
                    Consolidated Balance Sheets (Unaudited)
                           (In Thousands of Dollars)

                                                                                         Dec. 31           June 30
                                                                                          1995               1995
                                                                                      ------------        -----------
Assets:
Current assets
      Cash and short-term investments                                                $     44,748           40,523
   Accounts receivable                                                                     82,653           71,645
   Inventories:
      Finished products                                                                    26,930           24,850
      Work in process                                                                      24,661           19,051
      Raw materials and supplies                                                           22,046           20,544
      Product exchange agreements                                                              19                -
                                                                                     ------------        ---------
        Total inventories                                                                  73,656           64,445
   Prepaid expenses and other current assets                                               10,745           11,218
   Net current assets of discontinued operations                                                -            4,904
                                                                                     ------------        ---------
        Total current assets                                                              211,802          192,735
                                                                                     ------------        ---------
Investments and other assets                                                               63,496           38,829
Property, plant and equipment                                                             301,535          282,433
   Less: accumulated depreciation, depletion and amortization                             146,888          136,969
                                                                                     ------------        ---------
                                                                                          154,647          145,464
Non current assets of discontinued operations                                                  -            67,689
                                                                                     ------------        ---------
                                                                                     $    429,945          444,717
                                                                                     ============        =========
Liabilities and Stockholders' Equity:
Current liabilities
   Current instalments of long-term debt                                             $     15,365           15,076
   Deferred revenue                                                                         3,557            2,048
   Accounts payable                                                                        44,761           45,576
   Accrued expenses and other current liabilities                                          21,110           19,928
                                                                                     ------------        ---------
        Total current liabilities                                                          84,793           82,628
                                                                                     ------------        ---------
Long-term debt                                                                             82,871           84,394
Deferred revenue and other liabilities                                                     12,791           12,289
Deferred taxes                                                                             22,733           23,377
Long-term liab./Minority interest of discontinued operations                                    -            9,033
Stockholders' equity:
   Common stock                                                                            20,585           20,438
   Additional paid-in capital                                                              14,202            7,656
   Retained earnings                                                                      191,970          204,902
                                                                                     ------------        ---------
        Total stockholders' equity                                                        226,757          232,996
                                                                                     ------------        ---------
                                                                                     $    429,945          444,717
                                                                                     ============        =========

The accompanying notes are an integral part of these financial statements.

                         First Mississippi Corporation
               Consolidated Statements of Operations (Unaudited)
              (In Thousands of Dollars, Except Per Share Amounts)

                                                           3 Months Ended            6 Months Ended
                                                               Dec. 31                  Dec. 31
                                                        ---------------------     --------------------
                                                           1995       1994           1995      1994
                                                        ---------  ----------     ---------  ---------
Revenues:
   Sales                                               $   142,338   126,125       284,569     261,079
   Loss on investments                                           -       (19)            -         (19)
   Interest and other income                                 1,528     1,170         3,895       1,968
                                                       -----------  --------      --------    --------
                                                           143,866   127,276       288,464     263,028
                                                       -----------  --------      --------    --------
Costs and expenses:
   Cost of sales                                           101,739    88,612       204,366     185,358
   General, selling and administrative expenses             14,039    11,394        30,078      22,698
   Other operating expenses                                  1,381     1,770         3,024       3,457
   Interest expense                                          2,355     2,381         4,724       4,829
                                                       -----------  --------      --------    --------
                                                           119,514   104,157       242,192     216,342
                                                       -----------  --------      --------    --------
Earnings before income taxes                                24,352    23,119        46,272      46,686
Income tax expense                                           9,500     9,335        18,050      18,560
Equity in net earnings of equity investees                     306       148           499         263
                                                       -----------  --------      --------    --------
Earnings from continuing operations                    $    15,158    13,932        28,721      28,389
Loss from discontinued operations, net                           -      (990)       (1,083)       (424)
                                                       -----------  --------      --------    --------
   Net earnings                                        $    15,158    12,942        27,638      27,965
                                                       ===========  ========      ========    ========

Earnings (loss) per common share:
   Continuing operations                               $      0.72      0.68          1.36        1.38
   Discontinued operations                                       -     (0.05)        (0.05)      (0.02)
                                                       -----------  --------      --------    --------
Earnings per common share                              $      0.72      0.63          1.31        1.36
                                                       ===========  ========      ========    ========
   Average shares outstanding                               21,105    20,626        21,077      20,509

Cash dividend declared per share                       $    0.1000    0.0875        0.2000      0.1625



The accompanying notes are an integral part of these financial statements.

                         First Mississippi Corporation
               Consolidated Statements of Cash Flows (Unaudited)
                           (In Thousands of Dollars)

                                                                                           6 Months Ended
                                                                                               Dec. 31
                                                                                       -------------------------
                                                                                          1995           1994
                                                                                       ---------       ---------
Cash flows from operating activities:
   Net earnings                                                                        $   27,638        27,965
   Adjustments to reconcile earnings to net cash provided by
    operating activities:
      Depreciation, depletion and amortization                                             10,936         9,832
      Deferred taxes and other items                                                          483        17,373
      Change in current assets and liabilities, net of effects of dispositions            (15,616)       (7,202)
      Net loss of discontinued operations                                                   1,083           424
                                                                                     ------------      --------
Net cash provided by continuing operations                                                 24,479        48,392
Net cash provided by (used in) operating activities of discontinued operations             (3,090)        9,840
                                                                                     ------------      --------
      Net cash provided by operations                                                      21,389        58,232
                                                                                     ------------      --------
Cash flows from investing activities:
   Capital expenditures                                                                   (19,117)      (10,001)
   Collection of note receivable                                                           15,000             -
   Investment in equity investees, net                                                     (3,765)            -
   Other investing activities                                                                 298          (319)
                                                                                     ------------      --------
   Net cash used in investing activities of continuing operations                          (7,584)      (10,320)
   Net cash used in investing activities of discontinued operations                        (3,176)      (13,456)
                                                                                     ------------      --------
        Net cash used in investing activities                                             (10,760)      (23,776)
                                                                                     ------------      --------
Cash flows from financing activities:
   Principal repayments of long-term debt                                                    (547)       (6,024)
   Dividends                                                                               (4,039)       (4,794)
   Proceeds from issuance of long-term debt                                                     -           151
   Retirement of common stock                                                              (5,479)            -
   Proceeds from issuance of common stock                                                   3,661         1,410
                                                                                     ------------      --------
        Net cash used in financing activities                                              (6,404)       (9,257)
                                                                                     ------------      --------
Net increase in cash and cash equivalents                                                   4,225        25,199
Cash and cash equivalents at beginning of period                                           40,523         2,973
                                                                                     ------------      --------
Cash and cash equivalents at end of period                                                 44,748        28,172
                                                                                     ============      ========
Supplemental disclosures of cash flow information
   Cash paid during the period for:
      Interest, net of amounts capitalized                                           $      4,983         4,984
                                                                                     ============      ========
      Income taxes, net                                                              $     17,410         5,662
                                                                                     ============      ========


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

NOTE 2 - DISCONTINUED OPERATIONS

         On September 24, 1995, the board of directors of First Mississippi Corporation approved the distribution of its 14,750,000 common shares of FirstMiss Gold Inc. to its shareholders. First Mississippi received a ruling from the Internal Revenue Service in April 1995, that allowed the distribution with no federal income tax impact to either First Mississippi or its shareholders. The distribution occurred October 20, 1995. The December 31, 1995, consolidated balance sheet reflects the impact of the $31.3 million reduction to retained earnings in connection with the distribution of the FirstMiss Gold stock. Each First Mississippi shareholder received approximately seven-tenths of a common share of FirstMiss Gold Inc. for each share of First Mississippi owned.

         The net assets and liabilities of the discontinued operations (primarily FirstMiss Gold) have been segregated in the consolidated financial statements presented. The following is the composition of those net assets and liabilities at June 30, 1995:

  Receivables                                                          $   1,856
  Inventories                                                              9,554
  Prepaid expenses and other current assets                                1,776
  Accounts payable                                                        (6,522)
  Accrued expenses and other current liabilities                          (1,160)
                                                                       ---------
  Net current assets (liabilities) of discontinued operations          $   4,904
                                                                       =========
  Noncurrent assets of discontinued operations                         $  67,689
                                                                       =========
  Long-term liabilities of discontinued operations                     $   3,032
  Minority interest of discontinued operations                             6,001
                                                                       ---------
  Long-term liab./minority interest of discontinued operations         $   9,033
                                                                       =========


         The statements of operations have been reclassified to separate discontinued and continuing operations. Revenues and net losses of the discontinued operations for the three and six month periods ended December 31, 1995, and December 31, 1994, were as follows:

                                                       3 Months Ended               6 Months Ended
                                                         December 31                  December 31
                                                   -----------------------     -------------------------
                                                     1995           1994          1995           1994
                                                   --------      ---------     ----------    -----------
  Revenues                                          $  -           17,867         17,961        39,859
                                                                  =======        =======       =======

  Loss before taxes                                    -           (2,693)        (2,118)       (1,621)
  Income tax benefit                                   -            1,378            750         1,001

  Minority interest                                    -              325            285           196
                                                                  -------        -------       -------
  Loss from disc. operations, net of taxes          $  -             (990)        (1,083)         (424)
                                                                  =======        =======       =======

NOTE 3 - NONCURRENT NOTE RECEIVABLE

         Included in investments and other assets at December 31, 1995, is $23.9 million in principal and interest related to a promissory note due September 2000 from FirstMiss Gold Inc. The $52.5 million note balance at the October 20, 1995, spinoff date was reduced in November by FirstMiss Gold by $15.0 million, using proceeds generated from a public stock offering. In addition, the note was offset by $13.9 million, representing payment for tax attributes utilized by First Mississippi. Interest accrues at a LIBOR based rate, currently 6.625%, and is added to the note. Cash advances to FirstMiss Gold for the period July 1, 1995, to October 20, 1996, were $8.9 million.


NOTE 4 - COMMITMENTS AND CONTINGENT LIABILITIES

         At December 31, 1995, the Company had entered hedge contracts representing approximately 20% of anticipated purchases of natural gas related to fertilizer operations for the third quarter of fiscal 1996 as follows:

                       Delivery Dates            Average Price per BTU      MBTU (in 10,000s)
                       --------------            ---------------------      -----------------
                       1/1/96 - 2/29/96                 $1.92                   130

         The net unrealized gain on these natural gas contracts at December 31, 1995, is $1.4 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations - Six months ended December 31, 1995
compared to the six months ended December 31, 1994

CONSOLIDATED RESULTS

         Earnings for the six months ended December 31, 1995 were $27.6 million versus $28.0 million for the same period last year. Earnings were down slightly as improved segment operating results and lower net interest expense was offset by higher unallocated corporate expense. Sales for the year were up 9%, primarily due to higher Combustion, Thermal Plasma and Other sales.

SEGMENT OPERATIONS
                         First Mississippi Corporation
                          Industry Segment Information
                           (In Thousands of Dollars)

                                                                                      6 Months Ended
                                                                                       December 31
                                                                                 -------------------------
                                                                                   1995            1994
                                                                                 ---------       ---------
Sales
        Chemicals                                                                $105,081         100,319
        Fertilizer                                                                109,229         107,018
        Combustion, Thermal Plasma, and Other                                      70,259          53,742
                                                                                 --------        --------
              Total                                                              $284,569         261,079
                                                                                 ========        ========

Operating profit (loss) before income taxes
        Chemicals                                                                $ 21,309          20,608
        Fertilizer                                                                 38,295          37,084
        Combustion, Thermal Plasma, and Other                                      (1,935)         (3,797)
                                                                                 --------        --------
                                                                                   57,669          53,965
        Unallocated corporate expenses                                             (9,614)         (4,033)
        Interest income (expense), net                                             (1,733)         (3,211)
        Other income (expense), net                                                   (50)            (35)
                                                                                 --------        --------
              Total                                                              $ 46,272          46,686
                                                                                 ========        ========

         Chemicals sales and pretax operating profits were up 5% and 3%, respectively, for the six months primarily due to higher electronic chemicals sales as growth of patented hydroxylamine products used in semiconductor manufacturing remained strong. During the second quarter the company signed a non-binding letter of intent with Bayer Corp. to facilitate negotiation of a definitive agreement under which the company would build and operate a proposed new aniline plant in Baytown, Texas, to supply aniline to Bayer's proposed new MDI (Methylene Diphenol Diisocyanate) complex at Baytown. Bayer's new facility is expected to come on-stream in 1998. Negotiations are in the early stages.

         Fertilizer pretax operating profit was up 3% for the six months as higher urea prices and lower natural gas cost offset lower ammonia prices. Urea prices were up 32% while ammonia prices declined 10% versus last year. Average natural gas cost was down 10% versus the prior year which included $2.6 million in losses from hedging transactions.

         Combustion, Thermal Plasma and Other losses for the six months were down 49% versus last year as sales grew 31%. The improvement in sales and operating results is primarily due to higher sales in combustion and steel operations.

         Unallocated corporate expenses were up $5.6 million over prior year. The increase was primarily due to incentive payments tied to stock appreciation, expenses related to the FirstMiss Gold spinoff and additional corporate expenses following Chemicals' July 1, 1995, restructuring. The incentive program accounted for approximately half of the increase. Net interest expense for the six months was lower versus prior year due to increased interest income.

Results of Operations - Three months ended December 31, 1995 compared to the three months ended December 31, 1994

CONSOLIDATED RESULTS

         Earnings for the three months ended December 31, 1995, were up 17% versus the same period prior year on improved results from continuing operations. In addition, prior year results included $1.0 million losses in discontinued gold operations. Net income from continuing operations was up as a 13% increase in sales offset a decrease in gross margin percentage from 29.7% to 28.5%, primarily due to lower fertilizer unit margins, and higher unallocated corporate expenses.

SEGMENT OPERATIONS

                         First Mississippi Corporation
                          Industry Segment Information
                           (In Thousands of Dollars)

                                                                                      3 Months Ended
                                                                                        December 31
                                                                                --------------------------
                                                                                   1995            1994
                                                                                ----------      ----------
Sales
        Chemicals                                                                $ 50,737          50,810
        Fertilizer                                                                 55,744          48,467
        Combustion, Thermal Plasma, and Other                                      35,857          26,848
                                                                                 --------        --------
              Total                                                              $142,338         126,125
                                                                                 ========        ========

Operating profit (loss) before income taxes
        Chemicals                                                                $ 10,852          10,092
        Fertilizer                                                                 19,633          18,363
        Combustion, Thermal Plasma, and Other                                      (1,133)         (1,971)
                                                                                 --------        --------
                                                                                   29,352          26,484
        Unallocated corporate expenses                                             (3,929)         (1,896)
        Interest income (expense), net                                             (1,047)         (1,415)
        Other income (expense), net                                                   (24)            (54)
                                                                                 --------        --------
              Total                                                              $ 24,352          23,119
                                                                                 ========        ========

         Chemicals pretax operating profits were up 8% for the quarter despite slightly lower sales due to increased sales of higher margin electronic chemicals. Total chemicals sales were flat as a 79% increase in electronic chemicals sales was offset primarily by lower aniline sales prices and lower intermediate chemicals volume.

         Fertilizer pretax operating profits were up 7% as a 16% increase in total fertilizer volume more than offset an 8% decrease in average unit price. Average urea prices for the quarter were up 26% over the prior year, while average ammonia prices were down 16%. Ammonia accounted for approximately 78% of total volume for the current quarter versus 74% for the prior year. Despite a 16% increase in the average price of natural gas purchased under short-term contracts and used in production, average natural gas cost for the quarter was down slightly versus the prior year due to $1.9 million in losses from hedging transactions in the prior year. The Company currently has no natural gas futures contracts for months beyond February 1996.

         Combustion, Thermal Plasma and Other losses for the quarter were down 43% versus last year as sales grew 34%. The improvement is due to improved steel margins and lower losses at aluminum recovery operations. Sales increased on higher combustion and steel sales. Steel sales were up on a 12% increase in sales volume and a 17% increase in average unit price.

         Unallocated corporate expenses for the current quarter were up $2.0 million over prior year. The increase was primarily due to additional corporate expense following Chemicals' July 1, 1995, restructuring and $0.6 million in credits recorded in the prior year related to benefit plans. Net interest expense for the current quarter was lower versus prior year due to increased interest income.

DISCONTINUED OPERATIONS

         Discontinued operations include the results of FirstMiss Gold Inc. On September 24, 1995, the board of directors of First Mississippi Corporation approved the distribution of its 14,750,000 common shares of FirstMiss Gold Inc. to its shareholders. The stock was distributed to the shareholders of First Mississippi Corporation on October 20, 1995. On September 24, 1995, First Mississippi and FirstMiss Gold entered into certain agreements related to the distribution, which were summarized as part of Form 8-K filed as of that date.

CAPITAL RESOURCES AND LIQUIDITY

         Cash flow from operations was $21.4 million, down from $58.2 million prior year. The decrease from prior year was primarily due to an increase in inventory and receivables and the use of cash in discontinued gold operations. In addition, prior year cash flow included $10.3 million in fertilizer product prepayments. Cash flow used in investing activities was down from the prior year due to the receipt in November 1995 of $15.0 million from FirstMiss Gold related to a promissory note. Cash flow used in financing activities for the current year included $5.5 million for the purchase of 235,400 shares of First Mississippi common stock under the $20.0 million repurchase authorization announced in May 1995.

                           Part II. Other Information


Item 4.          Submission of Matters to a Vote of Security Holders

                 At the Annual Meeting of Stockholders on November 10, 1995, the Company stockholders, pursuant to proxies solicited under Regulation 14A, elected four directors for terms to expire in 1998, or until their successors are elected and qualify. The following votes were cast:

DIRECTORS:

Paul A. Becker                            16,803,166           shares voted for
                                        --------------
                                             603,608           shares withheld
                                        --------------
                                               N/A             shares broker nonvotes
                                        --------------

James W. Crook                            16,802,814           shares voted for
                                        --------------
                                             603,960           shares withheld
                                        --------------
                                               N/A             shares broker nonvotes
                                        --------------

Charles P. Moreton                        17,355,288           shares voted for
                                        --------------
                                              51,486           shares withheld
                                        --------------
                                               N/A             shares broker nonvotes
                                        --------------

Leland R. Speed                           17,369,334           shares voted for
                                        --------------
                                              37,440           shares withheld
                                        --------------
                                               N/A             shares broker nonvotes
                                        --------------

         Also at the Annual Meeting, Company stockholders voted on the proposal to approve the First Mississippi Corporation 1996 Long-Term Incentive plan as follows:

      14,370,609    shares voted for
      ----------
       2,885,480    shares voted against
      ----------
         150,685    shares withheld
      ----------
          N/A       shares broker nonvotes
      ----------

Item 6. Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 Exhibit 27.1 Financial Data Schedules

                 Exhibit 27.2 Financial Data Schedules

         (b)     Reports on Form 8-K

                 No reports on Form 8-K were filed for the quarter ending December 31, 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      FIRST MISSISSIPPI CORPORATION




February 13, 1996                                     /s/ J. Kelley Williams
---------------------                                 -----------------------------------------------
Date                                                  J. Kelley Williams
                                                      Chairman and Chief Executive Officer




February 13, 1996                                     /s/ R. Michael Summerford
---------------------                                 -----------------------------------------------
Date                                                  R. Michael Summerford
                                                      Vice President & Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBITS

  27.1   -    Financial Data Schedules
  27.2   -    Financial Data Schedules