Form 10-Q
period 1996-03-31
FIRST MISSISSIPPI CORP
filed 1996-05-14
CIK 36537

                                      10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended March 31, 1996
                                  --------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to _________

Commission File Number: 1-7488
                        ------

                         First Mississippi Corporation
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Mississippi                                 64-0354930
- --------------------------------------------------------------------------------
       (State or other jurisdiction of                     (I.R.S. Employer
        incorporation or organization)                    Identification No.)


         700 North Street, Jackson, MS                        39202-3095
- --------------------------------------------------------------------------------
            (Address of principal                             (Zip Code)
              executive offices)

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


         Yes   X          No
             -----           -----


                 Class                    Outstanding at April 30, 1996
       --------------------------         -----------------------------
       Common Stock, $1 Par Value                    20,614,491

                          Part I. Financial lnformation

Item 1. Financial Statements
                         First Mississippi Corporation
                    Consolidated Balance Sheets (Unaudited)
                           (In Thousands of Dollars)


                                                                 Mar. 31    June 30
                                                                  1996        1995
                                                                --------      -------
Assets:
Current assets
  Cash and short-term investments                               $ 35,805       40,523
  Accounts receivable                                             94,592       71,645
  Inventories:
   Finished products                                              28,373       24,850
   Work in process                                                26,852       19,051
   Raw materials and supplies                                     26,187       20,544
   Product exchange agreements                                       636         --
                                                                --------      -------
      Total inventories                                           82,048       64,445
                                                                --------      -------
  Prepaid expenses and other current assets                       11,145       11,218
  Net current assets of discontinued operations                     --          4,904
                                                                --------      -------
      Total current assets                                       223,590      192,735
                                                                --------      -------
Investments and other assets                                      63,739       38,829
Property, plant and equipment                                    311,686      282,433
  Less: accumulated depreciation,
   depletion and amortization                                    151,685      136,969
                                                                --------      -------
                                                                 160,001      145,464
Noncurrent assets of discontinued operations                        --         67,689
                                                                --------      -------
                                                                $447,330      444,717
                                                                ========      =======

Liabilities and Stockholders' Equity:
Current liabilities
  Current instalments of long-term debt                         $ 14,631       15,076
  Deferred revenue                                                 3,517        2,048
  Accounts payable                                                52,163       45,576
  Accrued expenses and other current liabilities                  18,982       19,928
                                                                --------      -------
    Total current liabilities                                     89,293       82,628
                                                                --------      -------
Long-term debt                                                    82,388       84,394
Deferred revenue and other liabilities                            13,851       12,289
Deferred taxes                                                    25,303       23,377
Long-term liabilities/Minority interest of disc. operations         --          9,033
Stockholders' equity:
  Common stock                                                    20,614       20,438
  Additional paid-in capital                                      14,364        7,656
  Retained earnings                                              201,517      204,902
                                                                --------      -------
    Total stockholders' equity                                   236,495      232,996
                                                                --------      -------
                                                                $447,330      444,717
                                                                ========      =======

The accompanying notes are an integral part of these financial statements.

                        First Mississippi Corporation
              Consolidated Statements of Operations (Unaudited)
        (In Thousands of Dollars and Shares, Except Per Share Amounts)



                                                        3 Months ended             9 Months ended
                                                            Mar. 31                    Mar. 31
                                                     ---------------------      ---------------------
                                                       1996         1995         1996          1995
                                                     --------      -------      -------       -------
Revenues:
  Sales                                              $156,792      157,825      441,361       418,904
  Gain (loss) on investments                               50         --             50           (19)
  Interest and other income                               742        1,532        4,637         3,500
                                                     --------      -------      -------       -------
                                                      157,584      159,357      446,048       422,385
                                                     --------      -------      -------       -------
Costs and expenses:
  Cost of sales                                       121,040      112,766      325,406       298,124
  General, selling and
    administrative expenses                            13,582       11,962       43,660        34,660
  Other operating expenses                              1,836        1,859        4,860         5,316
  Interest expense                                      2,338        2,361        7,062         7,190
                                                     --------      -------      -------       -------
                                                      138,796      128,948      380,988       345,290
                                                     --------      -------      -------       -------
Earnings before income taxes                           18,788       30,409       65,060        77,095
Income tax expense                                      7,350       12,335       25,400        30,895
Equity in net earnings of equity investees                180          448          679           711
                                                     --------      -------      -------       -------
Earnings from continuing operations                  $ 11,618       18,522       40,339        46,911
Earnings (loss) from discontinued operations,net         --          1,132       (1,083)          708
                                                     --------      -------      -------       -------
  Net earnings                                       $ 11,618       19,654       39,256        47,619
                                                     ========      =======      =======       =======
Earnings (loss) per common share:
 Continuing operations                               $   0.56         0.89         1.92          2.28
 Discontinued operations                                 --           0.06        (0.05)         0.03
                                                     --------      -------      -------       -------
Earnings per common share                            $   0.56         0.95         1.87          2.31
                                                     ========      =======      =======       =======
Average shares outstanding                             20,891       20,750       21,015        20,590

Cash dividend declared
  per share                                          $ 0.1000       0.0875       0.3000        0.2500



The accompanying notes are an integral part of these financial statements.

                         First Mississippi Corporation
               Consolidated Statements of Cash Flows (Unaudited)
                           (In Thousands of Dollars)


                                                                           9 Months ended
                                                                               Mar. 31
                                                                       ----------------------
                                                                         1996          1995
                                                                       --------      --------
Cash flows from operating activities:
  Net earnings                                                         $ 39,256        47,619
  Adjustments to reconcile earnings  to
   net cash provided by operating activities:
    Depreciation, depletion and amortization                             16,189        14,861
    Deferred taxes and other items                                        2,309        16,132
    Change in current assets and liabilities, net
     of effects of dispositions                                         (30,016)      (10,484)
  Net (earnings) loss of  discontinued operations                         1,083          (708)
                                                                       --------      --------
  Net cash provided by operating activities                              28,821        67,420
  Net cash provided by (used in) discontinued operations                 (3,129)       13,536
                                                                       --------      --------
              Net cash provided by operations                            25,692        80,956
                                                                       --------      --------
Cash flows from investing activities:
  Capital expenditures                                                  (29,278)      (17,297)
  Collection of note receivable                                          15,000          --
  Proceeds from sale of property, plant and equipment                         9            26
  Proceeds from disposition of investments and
    other assets                                                            376          --
  Acquisition of investments and other assets                               (72)       (1,319)
  Investment in equity investees, net                                    (3,776)         --
                                                                       --------      --------
  Net cash used in investing activities of continuing operations        (17,741)      (18,590)
  Net cash used in investing activities of discontinued operations       (3,176)      (19,796)
                                                                       --------      --------
             Net cash used in investing activities                      (20,917)      (38,386)
                                                                       --------      --------
Cash flows from financing activities:
  Principal repayments of long-term debt                                 (1,564)       (6,223)
  Dividends                                                              (6,099)       (6,579)
  Proceeds from issuance of long-term debt                                 --             151
  Retirement of common stock                                             (5,491)         --
  Proceeds from issuance of common stock                                  3,661         2,136
                                                                       --------      --------
             Net cash used in financing activities                       (9,493)      (10,515)
                                                                       --------      --------
Net increase (decrease) in cash and cash equivalents                     (4,718)       32,055
Cash and cash equivalents at beginning of period                         40,523         2,973
                                                                       --------      --------
Cash and cash equivalents at end of period                             $ 35,805        35,028
                                                                       ========      ========
Supplemental disclosures of cash flow information
  Cash paid  during the period for:
    Interest , net of amounts capitalized                              $  7,406         7,325
                                                                       ========      ========
    Income taxes, net                                                  $ 20,904        13,918
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

NOTE 2 - DISCONTINUED OPERATIONS

     On September 24, 1995, the board of directors of First Mississippi Corporation approved the distribution of its 14,750,000 common shares of FirstMiss Gold Inc. to its shareholders. First Mississippi received a ruling from the Internal Revenue Service in April 1995 that allowed the distribution with no federal income tax impact to either First Mississippi or its shareholders. The distribution occurred October 20, 1995. The March 31, 1996, consolidated balance sheet includes the $31.3 million reduction to retained earnings in connection with the distribution of the FirstMiss Gold stock. Each First Mississippi shareholder received approximately seven-tenths of a common share of FirstMiss Gold Inc. for each share of First Mississippi owned.

     The net assets and liabilities of the discontinued operations (primarily FirstMiss Gold) have been segregated in the consolidated financial statements presented. The following is the composition of those net assets and liabilities at June 30, 1995:

 Receivables                                                           $  1,856
 Inventories                                                              9,554
 Prepaid expenses and other current assets                                1,176
 Accounts payable                                                        (6,522)
 Accrued expenses and other current liabilities                          (1,160)
                                                                       --------
 Net current assets (liabilities) of discontinued operations           $  4,904
                                                                       ========
 Noncurrent assets of discontinued operations                          $ 67,689
                                                                       ========
 Long-term liabilities of discontinued operations                         3,032
 Minority interest of discontinued operations                             6,001
                                                                       --------
 Long-term liab./minority interest of discontinued operations          $  9,033
                                                                       ========

The statements of operations have been reclassified to separate discontinued and continuing operations. Revenues and net earnings (losses) of the discontinued operations, including the tax benefits of excess percentage depletion, for the three and nine month periods ended March 31, 1996, and March 31, 1995, were as follows:

                                                   3 Months Ended          9 Months Ended
                                                      March 31                March 31
                                                ------------------      --------------------
                                                 1996        1995         1996        1995
                                                -------    -------      -------      -------
 Revenues                                       $ --        18,455       17,961       58,314
                                                           =======      =======      =======
 Earnings (loss) before taxes                     --         1,186       (2,118)        (435)
 Income tax benefit                               --            89          750        1,090
 Minority interest                                --          (143)         285           53
                                                           -------      -------      -------
 Earnings (loss) from disc. operations, net     $ --         1,132       (1,083)         708
                                                           =======      =======      =======


NOTE 3 - NONCURRENT NOTE RECEIVABLE

     Included in investments and other assets at March 31, 1996, is $23.9 million in principal and interest related to a promissory note due September 2000 from FirstMiss Gold Inc. The $52.5 million note balance at the October 20, 1995, spinoff date was reduced in November by FirstMiss Gold by $15.0 million, using proceeds generated from a public stock offering. In addition, the note was offset by $13.9 million, representing payment for tax attributes utilized by First Mississippi. Interest accrues at a LIBOR based rate, currently 6.625%, and is added to the note. Cash advances to FirstMiss Gold for the period July 1, 1995, to October 20, 1996, were $8.9 million.


NOTE 4 - COMMITMENTS AND CONTINGENT LIABILITIES

     At March 31, 1996, the Company had no open contracts for hedging its anticipated purchases of natural gas for fertilizer operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations - Nine months ended March 31, 1996, compared to the nine months ended March 31, 1995

     Consolidated Results

     Earnings from continuing operations for the nine months ended March 31, 1996, were down 14% versus the same period last year, despite a 5% increase in sales, as the gross margin percentage declined from 29% to 26%, primarily due to lower fertilizer unit margins. In addition, general, selling and administrative expenses were up $9.0 million, primarily due to increased unallocated corporate expenses. Results of discontinued gold operations were a net loss of $1.1 million versus a profit of $0.7 million in the prior year.

Segment Operations
                        First Mississippi Corporation
                         Industry Segment Information
                          (In Thousands of Dollars)

                                                            9 Months Ended
                                                               March 31
                                                       ------------------------
                                                         1996            1995
                                                       ---------      ---------
 Sales
           Chemicals                                   $ 164,630        152,392
           Fertilizer                                    168,882        179,958
           Combustion, Thermal Plasma, and Other         107,849         86,554
                                                       ---------      ---------
                     Total                             $ 441,361        418,904
                                                       =========      =========

 Operating profit (loss) before income taxes
           Chemicals                                   $  33,501         29,912
           Fertilizer                                     53,008         62,617
           Combustion, Termal Plasma, and Other           (6,140)        (4,706)
                                                       ---------      ---------
                     Total                                80,369         87,823
                                                       =========      =========

           Unallocated corporate expenses                (12,167)        (6,369)
           Interest income (expense), net                 (3,089)        (4,326)
           Other income (expense), net                       (53)           (33)
                                                       ---------      ---------
                     Total                             $  65,060         77,095
                                                       =========      =========


     Chemicals sales and pretax operating profits were up 8% and 12%, respectively, versus the prior year, primarily due to higher hydroxylamine-based electronic chemicals volume. Operating results were also aided by a 10% increase in aniline volume as per unit contribution remained steady. Expansion begun at the Tyrone, Pa., custom manufacturing facility in the first half of fiscal 1996 has been completed and placed in service. Additional expansion to increase capacity by approximately 40% will begin this spring. Negotiations are continuing with Bayer Corp. on a long-term aniline supply contract and construction of an aniline plant in Baytown, Texas, to supply Bayer's proposed new MDI complex at Baytown. Bayer's new facility is expected to come on-stream in 1998.

     Fertilizer sales and pretax operating profit were down 6% and 15%, respectively, versus last year primarily due to lower ammonia prices. Results were also hurt by higher production cost caused by increased natural gas prices. Average ammonia prices for the nine months were 14% below the same period a year ago, while urea prices were up 23%. The average price of natural gas purchased at spot prices for production increased 32%; however, hedging gains of $1.1 million, versus hedging losses of $4.8 million prior year, reduced the overall average gas price increase to 11%. At March 31, 1996, the Company had no open contracts for hedging its anticipated purchases of natural gas. A capacity expansion under way at AMPRO is ahead of schedule and expected to be completed in December 1996 and is projected to increase AMPRO production capacity by approximately 25%.

     Combustion, Thermal Plasma and Other losses for the nine months were up 30% over the prior year primarily due to lower combustion product margins. Sales rose 25% on increased combustion and steel sales. On February 20, 1996, the company announced that it had signed a letter of intent for the sale of the assets of its steel operation; however, those negotiations were terminated in April. The $50 million value of that transaction approximated the net book value of the steel assets. The company is continuing to pursue the sale of these assets.

     Unallocated corporate expenses were up $5.8 million over prior year. The increase was primarily due to incentive payments tied to stock appreciation, expenses related to the FirstMiss Gold spin-off and additional corporate expenses following Chemicals' July 1, 1995 restructuring. The incentive program accounted for approximately half of the increase. Net interest expense for the nine months was lower versus prior year due to increased interest income.


Results of Operations - Three months ended March 31, 1996, compared to the three months ended March 31, 1995

     Consolidated Results

     Earnings from continuing operations for the three months ended March 31, 1996, were down 37% as the gross margin percentage declined from 29% to 23% versus the same period prior year, primarily due to lower fertilizer unit margins. Results of discontinued operations for the prior year included a $1.1 million after tax profit from gold operations.

Segment Operations

                         First Mississippi Corporation
                         Industry Segment Information
                           (In Thousands of Dollars)

                                                            3 Months Ended
                                                                March 31
                                                       ------------------------
                                                          1996           1995
                                                       ---------      ---------
Sales
        Chemicals                                      $  59,548         52,073
        Fertilizer                                        59,653         72,940
        Combustion, Thermal Plasma, and Other             37,591         32,812
                                                       ---------      ---------
              Total                                    $ 156,792        157,825
                                                       =========      =========

Operating profit (loss) before income taxes
        Chemicals                                      $  12,192          9,234
        Fertilizer                                        14,713         25,533
        Combustion, Thermal Plasma, and Other             (4,205)          (909)
                                                       ---------      ---------
                                                          22,700         33,858
        Unallocated corporate expenses                    (2,553)        (2,336)
        Interest income (expense), net                    (1,356)        (1,115)
        Other income (expense), net                           (3)             2
                                                       ---------      ---------
              Total                                    $  18,788         30,409
                                                       =========      =========


     Chemicals pretax operating profits were up 32% versus the same period prior year as sales grew 14% on an increase in aniline and other intermediate chemicals and electronic chemicals volume. Electronic chemicals sales were up 49% from the prior year but about the same as second quarter of this year.

     Fertilizer pretax operating profits were down 42% as sales declined, primarily due to a 12% decrease in average unit price, and as production cost increased on higher average natural gas prices. The average price of natural gas purchased at spot prices for production increased 104%; however, hedging gains of $1.1 million, versus hedge losses of $2.2 million prior year, reduced the overall average gas price increase to 54%. In April 1996, the company acquired for approximately $11 million, a 50% interest in an ammonia terminal and related facilities in Pasadena, Texas, to improve access to gulf coast industrial customers.

     Combustion, Thermal Plasma and Other losses for the quarter were up $3.3 million primarily due to lower combustion product margins due to cost overruns in several product lines. Sales rose 15% on increased combustion and steel sales.

     Unallocated corporate expenses for the current quarter were up 9% over prior year primarily due to additional corporate expense following Chemicals' July 1, 1995 restructuring. Net interest expense for the current quarter was higher versus prior year due to decreased interest income.


     Discontinued Operations

     Discontinued operations include the results of FirstMiss Gold Inc., the stock of which was distributed to the shareholders of First Mississippi Corporation on October 20, 1995. On September 24, 1995, First Mississippi and FirstMiss Gold entered into certain agreements related to the distribution, which were summarized as part of Form 8-K filed as of that date.


Capital Resources and Liquidity

     Cash flow from operations was $25.7 million, down from $81 million for the prior year. The decrease was primarily due to increased working capital in combustion operations due to sales growth, the use of cash in discontinued gold operations, and lower earnings. Cash flow used in investing activities was down from the prior year due to the receipt in November 1995 of $15.1 million from FirstMiss Gold related to a promissory note. Cash flow used in financing activities for the current year included $5.5 million for the purchase of 235,900 shares of First Mississippi common stock, which represented approximately 25% of the $20.0 million repurchase authorization announced in May 1995.

Part II.  Other Information


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit 3(ii) Bylaws as amended February 27, 1996

               Exhibit 4 Revolver Credit Amendment dated April 1, 1996

               Exhibit 27 Financial Data Schedules

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed for the quarter ending March 31, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     FIRST MISSISSIPPI CORPORATION




May 10, 1996                         /s/  J. Kelley Williams
- -----------------------              -----------------------------------------
Date                                 J. Kelley Williams
                                     Chairman and Chief Executive Officer




May 10, 1996                         /s/  R. Michael Summerford
- -----------------------              -----------------------------------------
Date                                 R. Michael Summerford
                                     Vice President & Chief Financial Officer

                              INDEX TO EXHIBITS

Exhibits
Number            Description
- --------          -----------

Exhibit 3(ii)     Bylaws as amended February 27, 1996

Exhibit 4         Revolver Credit Amendment dated April 1, 1996

Exhibit 27        Financial Data Schedules