Form 10-K
period 1996-06-30
FIRST MISSISSIPPI CORP
filed 1996-09-26
CIK 36537

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                   FORM 10-K
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 1996            COMMISSION FILE NUMBER 1-7488

                         FIRST MISSISSIPPI CORPORATION
             (Exact name of Registrant as specified in its charter)

                 MISSISSIPPI                                    64-0354930
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                     Identification No.)

       700 NORTH STREET, P.O. BOX 1249                          39215-1249
             JACKSON, MISSISSIPPI                               (Zip code)
   (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (601) 948-7550

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

             TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                -----------------------------------------
          COMMON STOCK, PAR VALUE $1                     NEW YORK STOCK EXCHANGE
                                                       PHILADELPHIA STOCK EXCHANGE
        COMMON STOCK, PURCHASE RIGHTS                     CHICAGO STOCK EXCHANGE
                                                          PACIFIC STOCK EXCHANGE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     Aggregate market value of the voting stock held by non-affiliates of the Registrant, September 9, 1996. $518,543,400

     Common stock outstanding September 9, 1996.  20,614,491

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     First Mississippi Corporation (the "Company") was incorporated in Mississippi in 1957. The principal activities of the Company at June 30, 1996, involve the production of chemicals for industry and agriculture, and related products and services.

     In fiscal 1993, the Company sold its oil and gas operations. These operations were conducted primarily through First Energy Corporation of Houston, Texas. Also in 1993, the Company adopted plans for discontinuing its coal operations which were conducted through Pyramid Mining, Inc. ("PMI") based in Owensboro, Kentucky. The disposition of PMI was completed in fiscal 1994.

     In fiscal 1996, the Company discontinued its gold operations through the spinoff of its then 81% interest in Getchell Gold Corporation ("Getchell"), formerly FirstMiss Gold Inc. Also in 1996, the Company adopted a plan to close its aluminum dross processing operations at Millwood, West Virginia, which were conducted through Plasma Processing Corporation.

     At June 30, 1996, the Company had 1,205 employees, which includes employees of the parent company, all wholly owned subsidiaries and proportionate shares of all employees at other subsidiaries and joint ventures, depending on ownership interest.

  Recent Development

     ON AUGUST 27, 1996, THE COMPANY ENTERED INTO A DEFINITIVE MERGER AGREEMENT WITH MISSISSIPPI CHEMICAL CORPORATION ("MISSISSIPPI CHEMICAL"), UNDER WHICH MISSISSIPPI CHEMICAL WILL ACQUIRE ALL THE FERTILIZER INTERESTS OF THE COMPANY. THE TRANSACTION WILL OCCUR IN TWO STEPS: FIRST, THE SPINOFF TO SHAREHOLDERS OF THE COMPANY'S CHEMICALS AND RELATED BUSINESSES IN THE FORM OF A NEW PUBLICLY TRADED COMPANY; AND SECOND, THE MERGER OF THE COMPANY'S REMAINING FERTILIZER OPERATIONS WITH A SUBSIDIARY OF MISSISSIPPI CHEMICAL. THE SPINOFF AND THE MERGER ARE INTENDED TO BE TAX FREE. THE TRANSACTION IS SUBJECT TO, AMONG OTHER THINGS, APPROVAL BY THE STOCKHOLDERS OF BOTH THE COMPANY AND MISSISSIPPI CHEMICAL AND CUSTOMARY REGULATORY APPROVALS. IT IS EXPECTED THAT THE TRANSACTION WILL BE CONSUMMATED BY DECEMBER 31, 1996.

     The following contains further discussion of the Company's business and properties as grouped under Chemicals, Fertilizer and Combustion, Thermal Plasma and Other and should be read in conjunction with Notes 2, 5 and 13 to the Consolidated Financial Statements and the "Management's Discussion and Analysis of Financial Condition and Results of Operations."

CHEMICALS

     The Company's chemicals business is operated principally through three subsidiaries: First Chemical Corporation ("FCC"); Quality Chemicals, Inc. ("Quality Chemicals"); and EKC Technology, Inc. ("EKC").

  Production Facilities and Businesses

     FCC, with production facilities located in Pascagoula, Mississippi, operates facilities for the continuous production of aniline, nitrobenzene, nitrotoluenes and toluidines, plus related storage, rail, truck, and barge distribution facilities and quality control laboratories. The plant also includes research laboratories, a pilot plant and multi-purpose batch facilities for the development and production of specialty chemicals. FCC utilizes state-of-the-art technology for nitration and proprietary processes for continuous hydrogenation and N-alkylation. The Pascagoula facilities' total nitrated aromatic production capacity is approximately 516 million pounds per year. Actual fiscal 1996 production was 429 million pounds, approximately 83% of average annual capacity.

     FCC is among the largest merchant marketers of aniline in the United States, and its Pascagoula complex is one of the largest aniline production facilities in the United States. Aniline's primary end use is in rigid polyurethane foam, an insulation material that is widely used in residential and commercial construction. Aniline is also used in the manufacture of impact-resistant plastic that is used as a replacement for metal in automobile parts such as bumpers where flexibility and impact resistance are important. Aniline's other primary applications are in the production of an antioxidizing (anti-cracking) agent used in the manufacture of synthetic rubber and in a widely used herbicide for corn and soybeans. Most of FCC's aniline production is sold under contracts containing price-adjustment mechanisms that substantially protect FCC from fluctuations in the prices of raw materials.

     FCC recently entered into a long-term agreement with Bayer Corporation ("Bayer") to build, own and operate a world scale nitrobenzene and aniline facility at Bayer's Baytown, Texas, chemical complex. The facility will be an integral part of Bayer's MDI (methylene diphenyl diisocyanate) manufacturing operations. Completion of Phase I of the facility is scheduled for early 1998. A large majority of FCC's current aniline production is sold to Bayer under a long-term contract. It is intended that this contract will terminate if a potential Phase II of the new facility is completed. The estimated cost of Phase I is in excess of $50.0 million. The cost of Phase II is estimated to be considerably less.

     Quality Chemicals' production facilities, located in Tyrone, Pennsylvania, and Dayton, Ohio, include equipment for multi-step batch processing to custom produce complex fine chemicals used by chemical, agricultural and pharmaceutical companies. Following capacity additions and plant modifications to the Tyrone facility in fiscal 1996, annual production capacity is now between 4.5 million and 6.0 million pounds, depending on the products being produced and the type of custom processing required. Fiscal 1996 production was approximately 4.5 million pounds. Annual production capacity for the Dayton facility is between approximately 1.5 million and 2.0 million pounds, depending on the products being produced and the type of custom processing required. Fiscal 1996 production was approximately 1.1 million pounds.

     EKC production facilities are located in Hayward, California and East Kilbride, Scotland, United Kingdom ("U.K."), with marketing, technical and administrative support located at both locations. Additional marketing and technical support was added in Tokyo, Japan, during fiscal 1996. EKC manufactures and sells electronic performance chemicals into the semiconductor and related industries. These products include organic photoresist removers and cleaning solutions which remove dry-etch residue during the manufacture of semiconductors. Facilities include mixing vessels, cleanroom packaging facilities, advanced quality control analytical laboratories and product applications laboratories. A research and development laboratory was added in California during 1996 to provide additional facilities for EKC's expanded research staff. The California operation includes bulk storage facilities. In Scotland, additional bulk storage facilities will be added by the end of fiscal 1997. The California facility is currently utilizing 65% of production capability on a two-shift, five-day basis. This is unchanged from the prior year with incremental increases in current year production accommodated through improvements in cycle time. The Scotland facility is currently utilizing 40% of production capability on a one-shift, five-day basis.

  Research and Development

     The Company conducts research and development to improve existing products and to produce new specialty chemicals. Approximately $4.5 million, $5.3 million and $4.3 million was spent on research and development in fiscal 1996, 1995 and 1994, respectively. Research facilities include laboratories, pilot plant and semi-works for process research and development with gram to multi-pound sample production capabilities. FCC also sponsors applied research at leading universities in the United States and maintains a radiation curing applications laboratory in Pascagoula to evaluate new products and provide customer technical support. These closely directed programs have led to the development and introduction of proprietary technology in fine chemicals and in the FirstCure(R) line of performance polymer products. EKC conducts research and development internally to improve existing products and to identify and develop new chemistries. EKC also sponsors applied research at two leading universities in the U.K. These closely directed programs led to the development of advanced chemistries to meet the semiconductor industry's state of the art requirements. In addition, EKC has entered into joint development agreements with a major semiconductor manufacturer and an industry consortium to develop advanced products to meet future semiconductor manufacturing technology.

  Raw Materials

     Benzene and toluene, two of FCC's principal raw materials, are readily available commodity by-products of oil refining. Like most commodities, the prices of benzene and toluene are subject to fluctuation. The price of toluene, an octane-enhancing additive for unleaded gasoline, is directly affected by the demand for and price of unleaded gasoline. Benzene prices are affected by the demand for a variety of products, principally including styrene and phenolic resins. However, FCC is protected from fluctuations in raw material prices in the contracts under which most of its aniline production is sold. The remainder of its production is sold under short-term contracts or purchase orders at prices that generally reflect its actual raw material cost.

     Other significant FCC raw materials include ammonia, natural gas and ethanol. FCC purchases ammonia and ethanol at market prices. FCC purchases natural gas in the spot market for use in making the hydrogen necessary for its manufacturing processes. This gas is transported into the Pascagoula plant through an interstate pipeline. Prices paid by the Company for natural gas are affected by the degree of interruptibility of the gas supply.

     Quality Chemicals' primary raw materials include hydrogen, peroxide, o-aminophenol, o-nitrophenol, formaldehyde, butaldehyde and natural gas. Quality Chemicals obtains its raw materials from a number of different sources. The Company does not believe that any one source of raw materials is material to Quality Chemicals' business.

     EKC's primary raw materials include hydroxylamine, DGA and NMP. With the exception of hydroxylamine, raw materials are generally available in adequate quantities from several suppliers, subject to market variation in price. Hydroxylamine is currently available from one supplier, located in Japan. Two major manufacturers have announced plans to construct facilities capable of manufacturing aqueous hydroxylamine with production anticipated to begin within the next three years.

  Marketing and Sales

     Chemicals are marketed globally. Approximately 9% of FCC's sales are exports. FCC's products are sold in drums and in bulk as intermediates into the construction, transportation, semiconductor, agricultural chemical, pharmaceutical, pigment, photographic, specialty polymer and U.V. curing markets. Exported product is shipped in ocean-going tankers in iso-containers or drums to European, Japanese and South American markets. Domestic shipments are by barge, rail or tank trucks. As discussed above, a significant amount of FCC's sales are to a single customer under a long-term contract. See "Production Facilities and Businesses."

     Quality Chemicals' specialty chemical products are sold in drums into pharmaceutical, electronic chemical, agricultural chemical and specialty polymer markets. A significant amount of Quality Chemicals' sales are to three customers under long-term contracts.

     EKC's California facility services the semi-conductor industry in North America and the Pacific Rim, and the U.K. facility services the European community. Approximately 47% of EKC sales are international. Chemicals are distributed in gallon, liter, returnable drum and tote bin containers.

  Competitive Conditions

     FCC is one of five major United States producers of aniline, with approximately 18% of domestic capacity and an estimated 5% of world capacity. FCC is the only United States producer of nitrotoluenes, with an estimated 10% of world capacity. Major competitors are large chemical companies. Competition is based on price, service, quality, marketing and research and development support capabilities.

     Based on market share, Quality Chemicals is among the top 10 custom chemical manufacturing companies in the United States. Major competitors are both smaller and larger companies. Competition is based on service, quality, manufacturing expertise in chemistries and processes, and research and development capabilities.

     EKC is one of the world's largest producers of post-metal cleaning solutions, with an estimated 28% of the world market representing 34% in North America, 40% in Europe and 20% in the Pacific Rim. Although there are approximately 12 companies participating in this market worldwide, only EKC and three others specialize in developing proprietary post-metal cleaning solutions for the semiconductor and related industries. Competition is based on price, service, product performance, quality and product development capabilities. EKC is in negotiations with respect to an agreement whereby it would license its HDATM technology to a major competitor.

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

     Triad facilities include a Kellogg process ammonia plant with annual production design capacity of 420,000 tons and a urea plant with annual production design capacity of 520,000 tons. Actual fiscal 1996 production was approximately 464,000 tons of ammonia and approximately 557,000 tons of urea. Ammonia production exceeded production design capacity due to above average on-stream operating rate. Triad's facilities include storage for 30,000 tons of ammonia and 40,000 tons of urea. The Donaldsonville production complex, in which both Triad and AMPRO are located, includes facilities for rail shipments, transmission via pipeline, bulk and tank truck loading, and direct loading of barges and ocean-going vessels on the Mississippi River for transportation to domestic and export markets.

     AMPRO facilities include a Kellogg process ammonia plant with annual production design capacity of 446,000 tons and storage for 30,000 tons. Actual fiscal 1996 production was approximately 491,000 tons. Fiscal 1996 production exceeded design capacity primarily due to above average on-stream operating rates. In August 1995, AMPRO began an expansion project that is expected to be completed in mid-December 1996. This project is expected to lower natural gas consumption by 0.6 MMBtus per ton and increase ammonia production at the plant by approximately 125,000 tons annually.

     Transportation and storage capabilities were enhanced during fiscal 1996. In July 1995, the Company invested in ammonia barges for river and inland waterway shipments. These eleven barges are operated as the Arcadian/FMF Limited Liability Company (LLC). The Company owns a 50% interest in this LLC through a wholly owned subsidiary, FMF Barge, Inc. In April 1996, the Company acquired a 50% interest in an anhydrous ammonia terminal and related facilities in Pasadena, Texas. This terminal consists of two 20,000 ton anhydrous ammonia storage tanks. These facilities are operated as FirstMiss Fertilizer Limited Partnership (LP). Two wholly owned subsidiaries own a 50% interest in this LP in partnership with two wholly-owned subsidiaries of Arcadian Corporation. These facilities will strengthen the Company's ability to distribute product to industrial customers in the Texas Gulf Coast area.

  Raw Materials

     Natural gas is the raw material in ammonia production. Ammonia and carbon dioxide are the raw materials in urea production. A reliable supply of natural gas at competitive prices and in sufficient quantities is currently available to the Company. Both Triad and AMPRO purchase natural gas from several pipelines at market price on short-term contracts. Approximately 69% of the ammonia produced by Triad in fiscal 1996 was used as a raw material in the production of urea. Carbon dioxide needed for Triad's urea plant production is supplied by Triad's ammonia plant, with a back-up supply available from AMPRO's ammonia plant.

  Forward Purchases

     To secure fixed prices for a portion of its natural gas requirements, the Company periodically contracts for the future delivery of natural gas on the New York Mercantile Exchange ("NYMEX") up to 18 months forward. NYMEX contracts are closed prior to expiration so that natural gas is not delivered. Increases or decreases in the market value of the NYMEX contracts generally offset increases and decreases in the spot market. At June 30, 1996, the Company had no open futures contracts. The Company's accounting treatment for futures contracts is outlined in Notes 1 and 11 to the Consolidated Financial Statements.

  Marketing and Sales

     The Company sells ammonia and urea for agricultural and industrial uses in domestic and international markets. Domestic agricultural customers are primarily large national accounts with extensive dealer and retail distribution operations, cooperatives and other fertilizer producers, who operate as wholesalers. The Company's domestic industrial customers use ammonia and urea as raw materials in their production operations, which include adhesives, pharmaceuticals, fibers, resins, plastics and explosives. Approximately 8% of fiscal 1996 sales volume was attributed to international markets. Captive production accounted for 74% of sales with the balance representing brokerage transactions that involved the purchase and resale of products produced by others.

     Ammonia and urea are commodities subject to wide fluctuations in price. Because prices are subject to a variety of factors beyond the Company's control, there can be no assurance that the higher prices experienced in fiscal 1996 and 1995, resulting from tight supplies and increased demand, will continue.

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

  Seasonality and Cyclicality of Business

     Fertilizer sales vary seasonally based upon geographic location, agronomic considerations and weather. Domestic demand typically peaks in the spring, drops off in the summer, increases in the fall and drops again in the winter. Prices fluctuate with seasonal and longer cyclical variations due to industry supply and demand balances. Cash and working capital requirements generally correlate with the seasonality of the business.

COMBUSTION, THERMAL PLASMA AND OTHER

     Combustion, Thermal Plasma and Other principally includes the development and marketing of proprietary equipment and systems for industrial applications and manufacturing processes. These include design and manufacture of low emission burners, flares and incinerators; thermal plasma equipment and processes; and production of steel ingots and billets. Raw materials and components for these operations are available from numerous vendors. The businesses are not considered materially seasonal. Working capital requirements rose during fiscal 1996 due to expansion of Combustion operations into new markets. Firm backlog orders at June 30, 1996, and 1995, amounted to $39.3 million and $34.8 million, respectively. The backlog orders at June 30, 1996, are expected to be filled during fiscal 1997.

     Combustion Equipment and Services. Callidus Technologies Inc. ("CTI"), a wholly owned subsidiary headquartered in Tulsa, Oklahoma, was organized in fiscal 1990. CTI's principal products and services are custom designed and fabricated gas/liquid incinerators, flares, solid waste systems, vapor recovery units, burners and predictive emissions monitoring and process optimization software services. CTI also provides engineering and consulting services for environmental and combustion applications. CTI leases office space in Tulsa and owns a manufacturing and test facility in Beggs, Oklahoma, and has offices in Belgium, England, Italy, France, Germany and Japan.

     CTI markets worldwide to refining, petrochemical, chemical, wood products and other industries requiring disposal of gas, liquid and solid wastes. Marketing is primarily through a combination of manufacturers' representatives and company personnel. The market is well established but growing through advancements of existing technology, driven primarily by increasingly strict environmental regulations both in the United States and abroad. Competition is based on a wide variety of factors, with the most prominent being price, technological innovation and delivery schedule. CTI competes with the John Zink Company, which has a significant market share of the burner, flare and vapor recovery markets. Numerous competitors exist in the gas and liquids incineration market. Primary competition in the solids waste systems market comes from alternative technologies. CTI offers predictive emissions monitoring and process optimization software services utilizing products licensed by CTI's customers. CTI is affected by a variety of factors beyond its control, including governmental control of environmental standards and compliance deadlines, competitor pricing strategies and changing technology, any of which could impact CTI's operating results.

     Thermal Plasma. Plasma Energy Corporation ("PEC"), a wholly owned subsidiary, is the leading international supplier of plasma heating systems and related processes to the metals and waste industries. PEC, a technology-based engineering company, develops, manufactures, sells and services these systems for use in steel manufacturing, specialty metals refinement and various environmental waste recycling processes, including municipal solid waste ("MSW") ash vitrification. PEC owns a testing facility used for system integration, system and process development and customer training. A separate administrative office is leased. Both facilities are located in Raleigh, North Carolina.

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

     PEC markets industrial-scale commercial systems for controlling temperature in steel making and waste treatment and reduction. Marketing is performed directly by PEC. International sales are supported by qualified overseas representatives. Plasma heating systems are sold in both the domestic and international markets. PEC has two principal domestic competitors and four foreign competitors. Price competition is intense and competitors' pricing strategies may impact PEC's operating results.

     Steel. The Company operates a steel melting and production facility through its wholly owned subsidiary FirstMiss Steel, Inc. ("FMS") in Hollsopple, Pennsylvania. The Company is actively seeking a buyer for FMS. The approximately 400,000 square-foot facility is located about 100 miles east of Pittsburgh. Following upgrades to one of FMS's two electric arc furnaces in January 1995, annual capacity of the operation now includes 150,000 tons of carbon, alloy and specialty grade, bottom-poured ingots and 50,000 tons of high-grade steel billets through the caster. In 1996, the second electric arc furnace was removed and a NOD converter was added. The NOD converter, combined with the newly upgraded electric arc furnace and the existing VOD units, form the "Triplex" process for producing stainless steel. This new process will increase stainless steel capacity. Horizontally cast billets are produced for sale to the specialty remelt and reroll markets. Production during fiscal 1996 totaled 110,000 tons consisting primarily of cast ingots and value-added products. The value-added product line was introduced in fiscal 1992 and includes specialty stainless and tool steel ingots or billets, which are converted into forged billets, bars and plate by outside processors. FirstMiss Alloys was formed during fiscal 1993 to produce small quantities of cobalt, nickel, copper and iron-based alloys in bars and wire produced from two small horizontal continuous casters, small bottom-poured forging ingots and remelt sand ingots. Raw materials consist of steel scrap and various alloys, of which there is an adequate supply in the North American market.

     Carbon and alloy steel ingots are sold directly to the forging industry, ring rollers, extruders, and integrated steel producers. FMS competes primarily with three other steel companies in this market and, within the group, ranks second in total steel production capacity. Specialty steel products are primarily sold to steel service centers and forgers. FirstMiss Alloy products are sold as feedstock directly to forgers, extruders and investment casters. There are numerous competitors, both domestic and foreign, that compete with FMS in the specialty steel and ferrous and non-ferrous metals markets. Competitive factors include price, quality and service. Carbon ingots and billets are commodities and are extremely price competitive.

     Aluminum Recovery. Plasma Processing Corporation ("PPC") was formed during fiscal 1990 to commercialize patented technology developed by PEC and Alcan International Limited ("Alcan") of Canada for the recovery of aluminum from dross using thermal plasma technology. PPC completed construction of a dross processing plant located in Millwood, West Virginia, in June 1991 utilizing the technology. The plant also produced a co-product that can be utilized in refractory industries. In June 1995, dross processing operations were curtailed to concentrate on the development of the co-product markets. In May 1996, due in part to historical and projected near-term losses, PPC announced the shutdown of the facility and permanent exit from the dross processing business. Operations will continue, however, at its joint venture ("Newminco") formed in August 1995 which manufactures lightweight aggregate materials based on technology licensed by PPC.

     The Company has entered a letter of intent with Philip Environmental Inc. ("Philip") providing for the sale to Philip of all PPC's aluminum processing business including the Millwood Plant, all by-product technology and PPC's 50% interest in Newminco. Further, in the event the other Newminco joint venturer acquires Philip's 50% interest in Newminco, Philip would pay the Company an amount equal to 10% of the net proceeds resulting therefrom.

OTHER OPERATIONS

     The Company owns 50% of Power Sources, Inc. ("PSI") of Charlotte, North Carolina, which burns wood residue and other biomass in industrial boilers to create steam energy. The steam is sold under long-term contracts to industrial users. PSI operates seven plants located in North Carolina, South Carolina, Tennessee and Mississippi.

  Environmental

     Company operations are subject to a wide variety of environmental laws and regulations governing emissions to the air, discharges to water sources, and the handling, storage, treatment and disposal of waste materials, as well as other laws and regulations concerning health and safety conditions. The Company holds a number of environmental permits and licenses regulating air emissions, water discharges and hazardous waste disposal and, to the best of its knowledge, is in material compliance with such requirements at all locations. The Company makes capital and other expenditures in a continuing effort to comply with environmental laws and regulations, or changing interpretations of existing laws and regulations. Environmental capital expenditures for fiscal 1996 were $1.9 million. Projected environmental capital expenditures for fiscal 1997 and 1998 are $5.5 million and $2.3 million, respectively. While these expenditures are necessary to comply with environmental laws and regulations, they may also reduce operating expenses and improve efficiencies.

     The Company has received notices from the EPA or a similar state agency that it has been deemed a potentially responsible party ("PRP") under Superfund or a comparable state statute at several sites and, thus, may be liable for a share of the associated remediation cost. The Company contributed $183,000 toward cleanup of one of these sites during fiscal 1996. It is difficult to estimate the Company's ultimate liability in these matters due to several uncertainties such as, but not limited to, the method and extent of remediation, the percentage of material attributable to the Company at the site relative to that attributable to other parties, and the financial capabilities of the other PRPs. Based on currently available information, however, the Company does not believe that its future liability at these sites will be material to its financial condition or cash flow.

     The current owner of a fertilizer manufacturing facility, previously operated under lease by a subsidiary of the Company, has performed a feasibility study and a remediation action plan for that site, subject to regulatory approval. A previous owner takes the position that the Company has some financial responsibility for the closure activities. The Company denies liability in this matter.

     At June 30, 1996, the Company was guarantor of $17.1 million in reclamation bonds related to discontinued coal operations. Replacement bonds have been submitted to the appropriate state authorities. The bonds guaranteed by the Company should be released by the end of December 1996.

ITEM 2. PROPERTIES

     A description of properties and the segments to which they relate is included in the Business discussion located on pages 2 through 9 of this Form 10-K. The Company believes that its properties are suitable and adequate for the purposes for which they are used.

ITEM 3. LEGAL PROCEEDINGS

     On July 15, 1986, the first of 17 lawsuits was filed in the Twenty-First Judicial District Court, Livingston Parish, Louisiana, against approximately 90 defendants, including Triad Chemical. The plaintiffs' multi-billion dollar claims are based on alleged personal injuries and property damage as a result of exposure to hazardous waste allegedly contributed by the defendants to the Combustion Inc. site, which was operated as a waste and used oil reclamation and reprocessing facility in Livingston Parish. The pending litigation was consolidated into a class action and removed to federal district court for the Middle District of Louisiana. Despite assertions by certain third parties that Triad sent waste to the Combustion site, Triad's records do not reflect that any waste was sent to the site. During fiscal 1995, Triad and a majority of the other defendants negotiated a settlement that would resolve the class action plaintiffs' claims. Under the settlement, which was approved by the court in fiscal 1996, Triad paid $600,000.

     Additionally, the Company has pending several claims incurred in the normal course of business which, in the opinion of management and legal counsel, can be disposed of without material effect on the Company's financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No items were submitted to a vote of security holders of the Company during the fourth quarter of fiscal 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the New York, Philadelphia, Chicago and Pacific Stock Exchanges under "FRM." The high and low recorded prices of the Company's common stock and cash dividends declared during fiscal years 1996 and 1995 are presented in the table below. There were approximately 5,477 stockholders of record as of September 9, 1996.

                                                 1996                             1995
                                    ------------------------------   ------------------------------
                                                          DIVIDEND                         DIVIDEND
                                     HIGH       LOW         RATE      HIGH       LOW         RATE
                                    ------     ------     --------   ------     ------     --------
     1st Quarter..................  $40.13     $31.75       $.10     $20.63     $14.25       $.075
    *2nd Quarter..................   41.38      20.25        .10      25.00      19.50        .0875
    *3rd Quarter..................   27.25      20.25        .10      26.88      22.50        .0875
    *4th Quarter..................   25.25      21.00        .10      34.13      20.75        .10
     For the Year.................   41.38      20.25        .40      34.13      14.25        .35

- ---------------

* Stock price reflects second quarter 1996 spinoff of Getchell Gold Corporation.

ITEM 6. SELECTED FINANCIAL DATA

                                                                     YEARS ENDED JUNE 30
                                                      (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)
                                        ------------------------------------------------------------------------------
                                          1996      %     1995      %     1994      %     1993      %     1992      %
                                        --------   ---   -------   ---   -------   ---   -------   ---   -------   ---
Sales to unaffiliated customers:
  Chemicals...........................  $227,837    38   209,472    36   161,045    39   143,497    41   130,331    35
  Fertilizer..........................   224,390    37   239,549    42   163,984    39   141,642    40   184,108    49
  Combustion, Thermal Plasma
     and Other........................   142,710    24   122,249    21    88,046    21    66,028    18    55,755    15
                                        --------   ---   -------   ---   -------   ---   -------   ---   -------   ---
          Total sales.................   594,937    99   571,270    99   413,075    99   351,167    99   370,194    99
          Other revenues..............     5,784     1     5,295     1     3,330     1     2,774     1     2,302     1
                                        --------   ---   -------   ---   -------   ---   -------   ---   -------   ---
          Total revenues..............  $600,721   100   576,565   100   416,405   100   353,941   100   372,496   100
                                        ========   ===   =======   ===   =======   ===   =======   ===   =======   ===
Operating profit (loss) before income
  taxes, investee earnings (loss) and
  cumulative effect of change in
  accounting principle:
  Chemicals...........................  $ 44,058    55    40,019    33    30,295    72    24,434    96    15,333    45
  Fertilizer..........................    65,838    82    86,292    72    24,760    59    13,218    52    24,196    71
  Combustion, Thermal Plasma
     and Other........................   (29,612)  (37)   (6,203)   (5)  (12,763)  (31)  (12,187)  (48)   (5,656)  (16)
                                        --------   ---   -------   ---   -------   ---   -------   ---   -------   ---
                                          80,284   100   120,108   100    42,292   100    25,465   100    33,873   100
                                                   ===             ===             ===             ===             ===
Unallocated corporate expenses........   (15,015)        (10,661)         (8,435)         (7,069)         (7,461)
Interest expense, net.................    (4,563)         (5,256)         (8,139)        (10,907)         (7,065)
Other income (expense), net...........      (140)              7            (149)            (28)          1,416
                                        --------         -------         -------         -------         -------
                                          60,566         104,198          25,569           7,461          20,763
Income taxes..........................    23,550          40,425          11,250           2,909           7,822
Equity in net earnings (loss) of
  equity investees....................     1,033             934            (306)           (431)             66
                                        --------         -------         -------         -------         -------
Earnings from continuing operations...    38,049          64,707          14,013           4,121          13,007
Earnings (loss) from discontinued
  operations, net of taxes............    (1,083)         (6,913)          5,000          (4,349)         (8,780)
Loss from disposal of businesses, net
  of taxes............................    (1,746)             --              --         (23,141)             --
Cumulative effect of change in
  accounting principle................        --              --           2,850              --              --
                                        --------         -------         -------         -------         -------
          Net earnings (loss).........  $ 35,220          57,794          21,863         (23,369)          4,227
                                        ========         =======         =======         =======         =======
Earnings (loss) per common share:
  Continuing operations...............  $   1.81            3.14            0.70            0.20            0.66
  Discontinued operations.............     (0.13)          (0.34)           0.25           (1.37)          (0.44)
  Cumulative effect of change in
     accounting principle.............        --              --            0.14              --              --
                                        --------         -------         -------         -------         -------
Total earnings (loss) per common
  share...............................  $   1.68            2.80            1.09           (1.17)           0.22
                                        ========         =======         =======         =======         =======
Net working capital...................  $ 86,918         110,107          78,874          50,121          59,865
Long-term debt........................  $ 79,909          84,394         104,275         113,519         144,280
Total assets..........................  $437,308         444,717         369,397         364,136         441,995
Stockholders' equity..................  $230,267         232,996         177,687         160,774         188,378
Dividend payout rate..................              24              13              28               *             136
Return on average equity -- continuing
  operations..........................              16              32               8               2               7
Return on sales -- continuing
  operations..........................               6              11               3               1               4
Long-term debt/equity ratio...........      0.35            0.36            0.59            0.71            0.77
Current ratio.........................      1.92            2.33            2.52            1.82            2.20
Dividends per share...................  $   0.40            0.35            0.30            0.30            0.30
Book value per share..................  $  11.17           11.40            8.85            8.05            9.50

- ---------------

* Computation not applicable due to loss

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1996 VERSUS 1995

  CONSOLIDATED RESULTS

     Income from continuing operations for 1996 was $38.0 million, down $26.7 million from the prior year due to an $18.3 million ($11.7 million after tax) provision for the shutdown of aluminum dross operations, lower gross margins and increased general, selling and administrative expenses. Gross margins declined $15.9 million despite a 4% increase in sales, primarily due to a decrease in Fertilizer average unit margins on lower anhydrous ammonia prices and higher natural gas cost. General, selling and administrative expenses were up $10.7 million due to higher corporate expenses and growth in Combustion operations.

  SEGMENT OPERATIONS

     Chemicals operating profits were up 10% to a record $44.1 million on a 9% increase in sales primarily due to higher aniline and electronic chemicals volumes. Aniline sales volume increased 13% due to increased production following capacity additions in the prior year. Demand for aniline remains strong due to its use in the production of methylene diphenyl diisocyanate ("MDI"), which is a key component in the production of polyurethane foams and elastomers. In July 1996, the Company entered into an agreement with Bayer Corporation to build, own and operate a world scale nitrobenzene and aniline facility, which will be an integral part of Bayer's U.S. MDI manufacturing operations. Startup for the facility is scheduled to be completed in 1998 with initial aniline production capacity of approximately 250 million pounds per year. In electronic chemicals, sales volume increased 26% driven by an 82% increase in the hydroxylamine-based (HDA(TM)) products volume.

     Fertilizer operating profits were down 24% to $65.8 million on lower average sales prices and higher natural gas cost. Average fertilizer sales prices declined 11% on 18% lower anhydrous ammonia prices, more than offsetting a 16% increase in urea prices. Total sales volume remained about the same at 1.2 million tons with captive production accounting for about 74% of total volume, up from 70% in the prior year. The higher production was primarily due to scheduled maintenance in the prior year. The average price of natural gas purchased at spot prices and consumed in production increased 36%; however, hedging gains of $1.1 million in the current year, versus hedging losses of $5.9 million in the prior year, reduced the overall average gas cost increase to 17%. At June 30, 1996, the Company had no open forward purchase contracts for natural gas. A capacity expansion under way at AMPRO is ahead of schedule and expected to be completed in December 1996. This project will increase AMPRO annual production capacity by approximately 125,000 tons.

     Losses from Combustion, Thermal Plasma and Other operations were up $23.4 million from the prior year, primarily due to the $18.3 million charge related to the shutdown of the Company's single aluminum dross processing plant, of which $12.3 million represents the write-down of the plant to its estimated disposition value (See Note 5 to the Consolidated Financial Statements). In addition, results in Combustion operations were down, despite a 34% increase in sales, as gross margin declined $1.1 million due to cost overruns in several large projects and general, selling and administrative expenses.

     Unallocated corporate expenses were up $4.4 million over the prior year, primarily due to the spinoff of Getchell Gold Corporation ("Getchell"), formerly FirstMiss Gold Inc., and expenses for business development and environmental compliance. Included in fiscal 1996 and 1995 are $2.5 million and $3.1 million, respectively, of compensation expenses tied to appreciation of stock and debenture options. These payments are not available for options granted on or after August 22, 1995. Net interest expense for the year was down 13% from the prior year due to increased interest income.

1995 VERSUS 1994

  CONSOLIDATED RESULTS

     Income from continuing operations for 1995 increased $50.7 million over 1994, on higher Fertilizer and Chemicals earnings and improved performance from Combustion, Thermal Plasma and Other operations.

Sales were up 38% and gross margin increased to 29% of sales from 20% prior year. Fertilizer operations accounted for the largest share of the increased sales and gross margin, driven primarily by higher anhydrous ammonia prices. Equity income was up $1.2 million as results at Melamine Chemicals, Inc. improved due to higher revenues and increased margins.

  SEGMENT OPERATIONS

     Chemicals sales and pretax operating results for 1995 were up 30% and 32%, respectively, over 1994 on strong demand for electronic chemicals, custom manufacturing services and intermediates. Intermediate sales, which accounted for 46% of sales, increased on 20% higher volume, primarily nitrobenzene, and a 6% improvement in average unit price. Nitrobenzene volume was up due to a multi-year contract entered into in late 1994 that will fully utilize nitrobenzene capacity through 1999. Custom manufacturing services and electronic chemicals sales for semiconductor production increased, primarily due to higher volume.

     Fertilizer operating profits for 1995 were up $61.5 million over 1994 to a record $86.3 million due to higher prices, primarily ammonia, and lower production cost. Sales increased 46% on a 57% increase in average price, which offset lower volume. Ammonia prices averaged $210 per ton for 1995 versus $130 per ton for 1994, and urea prices averaged $163 per ton for 1995 versus $126 per ton for 1994. Volume declined on lower brokerage sales. The ammonia supply/demand balance remained tight through fiscal 1995. Agricultural demand was strong in 1995, driven by high grain prices and low world inventories. Industrial demand for production of fibers, plastics, and resins was also strong. Urea prices increased on higher ammonia prices and strong offshore demand. Production cost for ammonia and urea declined, primarily due to lower prices for natural gas, which decreased 12% below 1994. Included in natural gas cost for 1995 is $5.9 million in net futures contracts losses versus net gains of $0.7 million in 1994.

     Combustion, Thermal Plasma and Other results for 1995 improved 51% over 1994 as operating losses declined to $6.2 million from $12.8 million on increased revenues and margins. In addition, 1994 results included $1.5 million in costs for a successful Combustion patent defense and an accident at FirstMiss Steel. Revenue increased 39%, primarily due to increased Combustion sales and higher prices for steel. All businesses were profitable except for aluminum recovery operations, where losses were up on increased costs for product and market development.

     Unallocated corporate expenses for 1995 were up over 1994 due to $3.1 million in compensation expenses tied to appreciation of stock and debenture options. Expenses for 1994 included $1.3 million in additional interest related to deferred compensation. Net interest expense for 1995 was down versus 1994 on lower average debt and $1.2 million in additional interest income from increased short-term investments.

  DISCONTINUED OPERATIONS

     On October 20, 1995, the Company completed the spinoff of its 81% owned subsidiary, Getchell, to shareholders. Included in discontinued operations for fiscal 1996 is $1.1 million in after tax losses, net of minority interest, related to operations of Getchell for the period prior to the distribution. Results for 1995 were a net loss of $6.9 million versus a net profit of $5.0 million in 1994. Loss on disposal of businesses for the current year reflects estimated additional costs of $1.7 million after tax related to operations discontinued in prior years.

  FORWARD PURCHASES

     In Fertilizer operations, natural gas is the key raw material in the manufacturing of anhydrous ammonia. Natural gas is typically purchased for delivery at market prices under short-term contracts. To secure fixed prices for part of its natural gas requirements, the Company periodically contracts for the future purchase of natural gas on the New York Mercantile Exchange ("NYMEX"). Increases or decreases in the fair market value of the NYMEX contracts generally offset changes in spot market prices. These activities have been designated hedging of anticipated raw material purchases and are accounted for as such. During 1996, the

Company hedged approximately 13% its purchases of natural gas for fiscal 1996. At June 30, 1996, the Company had no open contracts.

  ENVIRONMENTAL MATTERS

     Company operations are subject to a wide variety of constantly changing environmental laws and regulations governing emissions to the air, discharges to water sources, and the handling, storage, treatment and disposal of waste materials, as well as other laws and regulations concerning health and safety conditions, for which it must incur certain costs. Capital expenditures for environmental protection were $1.9 million for 1996 and are projected to be approximately $5.5 million and $2.3 million for 1997 and 1998, respectively. Expenses related to the operation and maintenance of environmental facilities and the disposal of hazardous and nonhazardous waste were approximately $3.5 million, $3.0 million and $2.7 million in 1996, 1995 and 1994, respectively. In addition, the Company accrues for anticipated costs associated with investigatory and remediation efforts relating to the environment. At June 30, 1996, the Company's accrued liability for these matters totaled $1.5 million.

     At June 30, 1996, the Company was guarantor of $17.1 million in reclamation bonds related to its disposed coal operations. Replacement bonds have been submitted to the appropriate state authorities. The bonds guaranteed by the Company should be released by the end of December 1996.

  CAPITAL RESOURCES AND LIQUIDITY

     Cash and short-term investments declined $35.2 million from June 30, 1995, primarily due to increased investing activities and lower cash flow from operations. Investing activities included higher capital expenditures, primarily to increase Chemicals and Fertilizer production capacities, and investments in new Fertilizer joint ventures to increase storage and barge transportation capabilities. The note collection represented proceeds received from Getchell following its spinoff in October 1995. Additional uses of cash included $5.5 million for the purchase of 235,900 shares of First Mississippi common stock, which represented approximately 28% of the $20.0 million repurchase authorization announced in May 1995. Cash provided by continuing operations declined $37.4 million from the prior year primarily due to lower earnings and increases in working capital in Chemicals and Combustion operations. At June 30, 1996, total debt had declined $5.0 million from the prior year-end. However, total debt as a percentage of total debt and equity only declined from 30% to 29% due to the $31.3 million reduction in equity related to the distribution of Getchell common stock.

     Capital expenditures are projected to increase to approximately $110.0 million in 1997, primarily due to construction of the new aniline facility (See "1996 Versus 1995 -- Segment Operations"). Sources of cash to fund these capital additions, as well as further stock repurchases, include $5.3 million cash on hand, cash flow from operations and $44.2 million of unutilized credit under the Company's committed bank credit agreement. Additional proceeds could come from new or expanded credit facilities or the successful disposition of the Company's steel operations.

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," for fiscal years beginning after December 15, 1995. The provisions of Statement No. 121 require the Company to review its long-lived assets for impairment on an exception basis whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows. Any loss will be recognized in the income statement and certain disclosures regarding the impairment are to be made in the financial statements. The Company is evaluating the provisions of Statement No. 121 and does not anticipate a material effect on its financial position.

     In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation," for fiscal years beginning after December 15, 1995. Statement No. 123 allows companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based upon fair value or permits them to continue to apply the existing accounting rules contained in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Companies choosing to continue on APB No. 25 are required to disclose pro forma net income and earnings per share data based on fair value. The Company anticipates continuing to account for stock-based compensation in accordance with APB No. 25 and, therefore, the adoption of Statement No. 123 would not have an impact on the Company's financial position or results of operations.

  SUBSEQUENT EVENT

     On August 27, 1996, the Company entered into a definitive merger agreement with Mississippi Chemical, under which Mississippi Chemical will acquire all the fertilizer interests of the Company. The transaction will occur in two steps: first, the spinoff to the Company's shareholders of the Company's chemicals and related businesses in the form of a new publicly traded company; and second, the merger of the Company's fertilizer operations with a subsidiary of Mississippi Chemical. The spinoff and the merger are intended to be tax free. In the merger, Company stockholders will receive, subject to some adjustment, approximately 6.9 million shares of Mississippi Chemical stock, or 0.335 shares of Mississippi Chemical stock for each share of Company stock. At closing the Company's debt will be refinanced and increased to approximately $150.0 million. The debt will become Mississippi Chemical's in the merger. An estimated loss of approximately $6.0 million will be incurred in the refinancing. After this refinancing and the payment of certain expenses, cash on hand, currently estimated at approximately $50.0 million, will be transferred to the spun-off chemical company, which will be essentially debt free when spun off. The transaction is subject to, among other things, approval by the stockholders of both the Company and Mississippi Chemical and customary regulatory approvals. It is expected that the transaction will be consummated by December 31, 1996.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this item are set forth on pages F-1 through F-23.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

                      NAME                         AGE                    POSITION
- -------------------------------------------------  ---   -------------------------------------------
Daniel P. Anderson...............................  44    Vice President, Health, Safety and
                                                         Environmental Affairs
Robert B. Barker.................................  51    President, Quality Chemicals, Inc.
W. P. Bartlett...................................  58    President, Callidus Technologies Inc.
J. Steve Chustz..................................  48    General Counsel
Paul Jerry Coder.................................  54    President, EKC Technology, Inc.
Charles R. Gibson................................  59    President, FirstMiss Fertilizer, Inc.
Samir A. Hakooz..................................  49    President, Plasma Energy Corporation
James L. McArthur................................  53    Secretary and Manager, Investor Relations
Terry L. Moore...................................  47    President, Plasma Processing Corporation
George M. Simmons................................  53    President, First Chemical Corporation
R. Michael Summerford............................  48    Vice President and Chief Financial Officer
Thomas G. Tepas..................................  49    President and Chief Operating Officer
J. Kelley Williams...............................  62    Chairman of the Board and Chief Executive
                                                         Officer

                      NAME                         AGE                    POSITION
- -------------------------------------------------  ---   -------------------------------------------
Frank D. Winter..................................  55    President and Chief Executive Officer,
                                                         FirstMiss Steel, Inc.
Richard P. Anderson..............................  67    Director
Paul A. Becker...................................  57    Director
James W. Crook...................................  66    Director
James E. Fligg...................................  60    Director
Robert P. Guyton.................................  59    Director
Charles P. Moreton...............................  69    Director
Paul W. Murrill..................................  62    Director
William A. Percy, II.............................  56    Director
Leland R. Speed..................................  64    Director
R. Gerald Turner.................................  50    Director
Michael J. Ferris................................  51    Nominee at the 1996 Annual Meeting
Dan F. Smith.....................................  50    Nominee at the 1996 Annual Meeting

     Daniel P. Anderson. Mr. Anderson, 44, is Vice President, Health, Safety and Environmental Affairs of the Company and has been since July 1995. From 1990 to 1995, he was Vice President, Environmental Affairs, of First Chemical Corporation.

     Robert B. Barker. Mr. Barker, 51, is President of Quality Chemicals, Inc., and has been since 1990.

     W. P. Bartlett. Mr. Bartlett, 58, is President of Callidus Technologies Inc. and has been since 1989. From 1983 to 1989 he was President of Penteco Corporation.

     J. Steve Chustz. Mr. Chustz, 48, is General Counsel of the Company and has been since 1993, and was Interim General Counsel from May 1993 through November 1993. From 1987 to May 1993, he was Associate General Counsel of the Company.

     Paul Jerry Coder. Mr. Coder, 54, is President of EKC Technology, Inc. and has been since December 1992. From June 1992 to December 1992, he was Vice President, Market Research, of EKC Technology, Inc. He was Vice President of KCI Chemicals, Inc. from June 1987 to February 1992.

     Charles R. Gibson. Mr. Gibson, 59, is President of FirstMiss Fertilizer, Inc. and has been since 1989. From 1985 to 1989 he was a Vice President of the Company.

     Samir A. Hakooz. Mr. Hakooz, 49, is President of Plasma Energy Corporation and has been since 1991. From July 1990 to 1991, he was Executive Vice President and General Manager of Plasma Energy Corporation and was Vice President of Marketing from April 1990 to July 1990.

     James L. McArthur. Mr. McArthur, 53, is Secretary and Manager, Investor Relations, of the Company. He was elected Secretary in 1993 and has been Manager, Investor Relations since 1988.

     Terry L. Moore. Mr. Moore, 47, is President of Plasma Processing Corporation and has been since 1990. From 1985 to 1990 he was Vice President of Marketing of Plasma Energy Corporation.

     George M. Simmons. Mr. Simmons, 53, is President of First Chemical Corporation and has been since July 1995. From 1985 to June 30, 1995 he was Vice President, Marketing, of First Chemical Corporation.

     R. Michael Summerford. Mr. Summerford, 48, is Vice President and Chief Financial Officer of the Company and has been since 1988. From 1983 to 1988, he was a Vice President of the Company.

     Thomas G. Tepas. Mr. Tepas, 49, is President and Chief Operating Officer of the Company and has been since August 1995. He held various senior management positions with Hercules, Inc., including Senior Vice President from 1994 to August 1995, Group Vice President and President of the Food and Functional Products Division from 1992 to 1994 and President of the Flavor and Food Ingredients Division from 1991 to 1992.

     J. Kelley Williams. Mr. Williams, 62, has been the Chairman of the Board and Chief Executive Officer of the Company since 1988 and has been a Director of the Company since 1971. From 1988 until August 1995, he was President, Chief Executive Officer and Chairman of the Board. He was President and Chief Executive Officer from 1971 until 1988. He is a Director of Deposit Guaranty Corporation and Deposit Guaranty National Bank, Jackson, Mississippi, and Chairman of the Board of Getchell Gold Corporation (formerly FirstMiss Gold Inc.), Englewood, Colorado. He is Chairman of the Board of Callidus Technologies Inc., FirstMiss Fertilizer, Inc., FirstMiss Steel, Inc., First Chemical Corporation, Plasma Energy Corporation, Plasma Processing Corporation and Power Sources, Inc. (50% owned), all subsidiaries of the Company.

     Frank D. Winter. Mr. Winter, 55, is President and Chief Executive Officer of FirstMiss Steel, Inc., and has been since 1992. From 1991 to 1992, he was a self-employed consultant to FirstMiss Steel, Inc. Mr. Winter was President of Atlas Specialty Steels from 1987 to 1991.

     Richard P. Anderson. Mr. Anderson, 67, has been the President and Chief Executive Officer of The Andersons, Inc., an agribusiness company in Maumee, Ohio, since 1981, and has been a Director of the Company since 1987. He is a Director of Centerior Energy Corporation, an electric utility company in Cleveland, Ohio, and N-Viro International Corporation, a waste recycling company in Toledo, Ohio. He is also a Director of Plasma Processing Corporation, a subsidiary of the Company. He is a member of the Committee on Director Affairs and Chairman of the Compensation & Human Resources Committee.

     Paul A. Becker. Mr. Becker, 57, is a Managing Director of Mitchell Hutchins Asset Management, Inc., an investment management company in New York City and wholly owned by Paine Webber Group, Inc., and has been a Director of the Company since 1985. He has been employed by Paine Webber Group, Inc. since 1978. Mitchell Hutchins served as an investment manager for First Mississippi's pension plan until August 1996. Mr. Becker is a member of the Audit Committee.

     James W. Crook. Mr. Crook, 66, is Chairman of the Board of Melamine Chemicals, Inc. ("MCI"), which manufactures melamine in Donaldsonville, Louisiana, and has been since 1987. He has been a Director of the Company since 1971. The Company owns approximately 23% of the common stock of MCI. MCI obtains all of its raw materials (urea) from Triad Chemical, a joint-venture between the Company and Mississippi Chemical Corporation. During fiscal 1996, the Company was paid approximately $11.6 million by MCI for urea. Mr. Crook is a retired Vice President of First Mississippi, a position he held from 1965 to June 1985. Mr. Crook is also a member of the Triad Chemical Management Committee and a Director of FirstMiss Fertilizer, Inc. and FirstMiss Steel, Inc., subsidiaries of the Company. He is a member of the Committee on Director Affairs and the First Mississippi Corporation Foundation Advisory Committee.

     James E. Fligg. Mr. Fligg, 60, has been a Senior Executive Vice President, Strategic Planning and International Business Development, Amoco Corporation, based in Chicago, Illinois, since October 1995 and has been a Director of the Company since 1994. From July 1993 until October 1995, he was Executive Vice President, Chemicals Sector, Amoco Corporation. He was President of Amoco Chemical Company, an international chemical manufacturing and marketing subsidiary of Amoco Corporation based in Chicago, Illinois, from July 1991 until October 1995. He was a director of Amoco Chemical from 1984 until October 1995. He was Executive Vice President, International Operations and Polymer Products, from 1989 to July 1991. During fiscal 1996, two of the Company's subsidiaries purchased a total of approximately $12.1 million in products from Amoco Chemical Company or one of its affiliates. He is a member of the Compensation & Human Resources Committee.

     Robert P. Guyton. Mr. Guyton, 59, is Chairman and Chief Executive Officer of Smart Choice Holdings, Inc., an owner and operator of automobile dealerships and finance companies, a position he has held since July 1996. He was Vice President and Financial Consultant for Raymond James & Associates, Inc., an asset management and investment banking company in Atlanta, Georgia, a position he held from August 1993 to July 1996, and has been a Director of the Company since 1969. He was self-employed as a management consultant from June 1991 to July 1993. He was Chairman and Chief Executive Officer of Bank South Corporation, Atlanta, Georgia, from 1990 to 1991. He served as President and Chief Executive Officer of Bank South Corporation from 1981 to 1990. He is a member of the Board of Directors of Piccadilly

Cafeterias, Inc., a restaurant chain, Baton Rouge, Louisiana. Mr. Guyton is a Director of Power Sources, Inc., a 50% owned subsidiary of the Company. He is Chairman of the Audit Committee.

     Charles P. Moreton. Mr. Moreton, 69, has been a private investor, primarily in the oil and gas business, since 1991 and has been a Director of the Company since 1984. He was Chairman of the Board of Commet Resources, Inc., a natural gas transmission and marketing company in Houston, Texas, from 1986 until its dissolution in July 1991. He was a Director of Tanglewood Bancshares, Inc., Houston, Texas, until August 1, 1995. He is a Director of Plasma Processing Corporation, a subsidiary of the Company. He is a member of the Audit Committee.

     Paul W. Murrill. Dr. Murrill, 62, is a professional engineer and has been a Director of the Company since 1969. He is Chairman of the Board of Directors of Piccadilly Cafeterias, Inc., a restaurant chain, Baton Rouge, Louisiana. He has been a director of Entergy Corporation since 1994, when it purchased Gulf States Utilities Company, an electric and gas utility company in Beaumont, Texas, of which Dr. Murrill was a director. Until March 1990, Dr. Murrill was also a Special Advisor to the Chairman of the Board of Gulf States. Dr. Murrill had also previously served as Chairman of the Board and Chief Executive Officer of that company. He is a Director of ZYGO, a high precision instrument company, Middlefield, Connecticut; Howell Corporation, a diversified energy company, Houston, Texas; and Tidewater, Inc., an oil service company, New Orleans, Louisiana. He is a director of FirstMiss Fertilizer, Inc., a subsidiary of the Company. He is a member of the Audit Committee.

     William A. Percy, II. Mr. Percy, 56, has been a partner of Trail Lake Enterprises, a cotton and soybean farming operation in Arcola, Mississippi, since 1986 and has been a Director of the Company since 1988. Since September 1992, he has been the Chairman of the Board of Staple Cotton Cooperative Association in Greenwood, Mississippi. Until July 1, 1994, he was a Director of Mississippi Chemical, which manufactures and sells fertilizer. First Mississippi and Mississippi Chemical are engaged in a joint-venture, Triad Chemical, in Donaldsonville, Louisiana. Mr. Percy is also President and Chief Executive Officer of Greenville Compress Co., Greenville, Mississippi. He was a Director of the Sunburst Bank of Mississippi, Grenada, Mississippi, until it was purchased by Union Planters Bank in July 1995. He is also a Director of Callidus Technologies Inc., FirstMiss Fertilizer, Inc., and Plasma Energy Corporation, subsidiaries of the Company. He is a member of the Compensation & Human Resources Committee and the First Mississippi Corporation Foundation Advisory Committee.

     Leland R. Speed. Mr. Speed, 64, is Chief Executive Officer and Chairman of the Board of Parkway Properties, Inc. (formerly The Parkway Company), and Chairman, Chief Executive Officer and Trustee of EastGroup Properties, real estate investment companies, both of Jackson, Mississippi. He has been a Director of the Company since 1965. He is Chairman and Director of Delta Industries, Inc., a construction materials manufacturer and a Director of Farm Fish, Inc. and Mississippi Valley Gas Company, all of Jackson, Mississippi. He was Trustee and President of Eastover Corporation from 1977 through December 1994; President and Director of Congress Street Properties from 1984 through November 1994; and President and Director of LNH REIT, INC. from 1991 through May 1996. He was also President, Chief Executive Officer and Director of Rockwood National Corporation, a real estate developer, from 1983 through June 1994. He was a Trustee of First Continental Investors REIT, Houston, Texas from 1983 through May 1994. He is also a Director of First Chemical Corporation, a subsidiary of the Company. He is a member of the Committee on Director Affairs and the First Mississippi Corporation Foundation Advisory Committee.

     R. Gerald Turner. Dr. Turner, 50, is the President of Southern Methodist University in Dallas, Texas, a position he assumed in June 1995, and has been a Director of the Company since 1987. He was the Chancellor of the University of Mississippi in Oxford, Mississippi, from 1984 through June 1995. He has been a director of River Oaks Furniture, Inc., a furniture manufacturer based in Fulton, Mississippi, since 1994, a Director of JC Penney Co., Inc., a retailer, since 1995, and a Director of Mobile Telecommunications Technologies Corp., a provider of nationwide paging and voice messaging services, since July 1996. Dr. Turner is also a Director of Callidus Technologies Inc., a subsidiary of the Company. He is Chairman of the Committee on Director Affairs and a member of the First Mississippi Corporation Foundation Advisory Committee.

     Michael J. Ferris. Mr. Ferris, 51, is Executive Vice President, Chemicals Group, of Vulcan Materials Company, a chemical manufacturer located in Birmingham, Alabama. Vulcan serves principally the chemical, paper and water treatment industries. Prior to becoming Executive Vice President of Vulcan in 1996, Mr. Ferris served in various positions at Vulcan Chemicals, a division of Vulcan Materials Company, since 1974, including President and Executive Vice President.

     Dan F. Smith. Mr. Smith, 50, is President and Chief Operating Officer of Lyondell Petrochemical Company of Houston, Texas, a position he has held since August 1994. Lyondell manufactures and sells petrochemicals and refinery products. From May 1993 until August 1994, he was Executive Vice President and Chief Operating Officer of Lyondell. He was Vice President, Corporate Planning, of Atlantic Richfield Company, Los Angeles, California, from October 1991 to May 1993. From July 1991 to October 1991, he was Executive Vice President and Chief Financial Office of Lyondell. During fiscal 1996, a subsidiary of the Company sold a total of approximately $308,000 in products to Lyondell Petrochemical Company and its affiliates.

     The COMMITTEE ON DIRECTOR AFFAIRS is composed of four (4) non-employee Directors and is responsible for nominating new Board of Directors ("Board") members, appointing members to Board Committees, assessing Board performance and recommending Board compensation for action by the Board. The Chairman of this committee also chairs executive sessions of the outside members of the Board. The Committee on Director Affairs considers suggestions for Director nominations from all sources. The Committee on Director Affairs met three (3) times during fiscal 1996. Current members of the committee are Mr. Anderson, Mr. Crook, Mr. Speed and Dr. Turner.

     The AUDIT COMMITTEE is composed of four (4) non-employee Directors with broad latitude for inquiry into all operations of the Company. Its primary responsibilities include making a recommendation to the Board on the selection of independent auditors, reviewing audit reports prepared by independent auditors, internal auditors, insurance auditors and other consultants engaged by the Company to examine specific areas of corporate operations, and examining the adequacy of compliance with various governmental regulations and corporate policies and procedures. The Audit Committee met four (4) times during fiscal 1996. Current members of the committee are Mr. Becker, Mr. Guyton, Mr. Moreton and Dr. Murrill.

     The COMPENSATION & HUMAN RESOURCES COMMITTEE is composed of three (3) non-employee Directors and is charged with the responsibility of recommending to the Board a program of overall compensation for the Company and its subsidiaries, including Executive Officers and other Key Employees. These responsibilities include administration of the Company's Long-Term Incentive Plans. The Compensation & Human Resources Committee met five (5) times during fiscal 1996. Current members of the committee are Mr. Anderson, Mr. Fligg and Mr. Percy.

     Section 16(a) Reporting Delinquencies. Section 16(a) of the Securities Exchange Act of 1934 requires Officers and Directors of the Company and persons who own more than ten percent (10%) of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission and The New York Stock Exchange. The Company monitors compliance and acts as the Compliance Officer for such filings of its Officers and Directors and prepares and files reports for such persons based on information supplied by them. Based solely on its review of such information, the Company believes that for fiscal 1996, its Officers and Directors were in compliance with all applicable filing requirements, except that due to an administrative oversight, a report on Form 5 (Annual Statement of Beneficial Ownership of Securities) was inadvertently filed late regarding two transactions by Mr. Tepas in the Company's 401(k) Plan.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                     LONG-TERM
                                                  ANNUAL COMPENSATION               COMPENSATION
                                        ---------------------------------------     ------------
                                                                     OTHER           SECURITIES
                                                                    ANNUAL           UNDERLYING         ALL OTHER
     NAME AND PRINCIPAL                 SALARY       BONUS      COMPENSATION(1)      OPTIONS(2)      COMPENSATION(3)
          POSITION             YEAR       ($)         ($)             ($)               (#)                ($)
- -----------------------------  ----     -------     -------     ---------------     ------------     ---------------
J. Kelley Williams(4)          1996     475,000     324,400        1,886,548(5)        60,000             29,545(8)(9)(10)
Chairman & Chief               1995     450,000     360,000          127,697(5)             0             22,050
Executive Officer              1994     330,000     200,000                 (6)        35,000             52,975
Thomas G. Tepas                1996     187,500     135,000                 (6)        48,272*            48,921(9)(10)(11)
President & Chief
Operating Officer
Charles R. Gibson              1996     194,500      95,000          142,044(5)        14,007*            30,876(8)(9)(10)
President, FirstMiss           1995     181,113      86,100          401,783(5)        17,200             26,132
Fertilizer, Inc.               1994     168,916      82,800           35,393(5)        15,000             23,816
R. Michael Summerford          1996     196,271      95,500          858,782(5)        16,422*            12,100(8)(9)(10)
Vice President and             1995     191,725      86,900          212,965(5)        21,300             11,701
Chief Financial Officer        1994     182,458      73,400                 (6)        25,000             11,357
George M. Simmons              1996     163,227      81,600           71,239(5)(7)      2,300             13,313(8)(9)(10)
President, First Chemical      1995     127,342      35,400                 (6)                           10,829
Corporation                    1994     120,731      32,000          151,598(5)(7)                         6,192

- ---------------

  * During fiscal 1996, the effective exercise price and number of underlying securities for all stock options outstanding at the time of the Gold Distribution were adjusted to reflect the distribution value of the Getchell shares. Mr. Tepas', Mr. Gibson's and Mr. Summerford's option awards so effected have been restated to reflect this adjustment. See "Security Ownership of Certain Beneficial Owners and Management."

 (1) Other Annual Compensation includes payouts under Performance Option arrangements, direct cash payments related to tax reimbursements related to long-term incentives, tax planning and tax return preparation services, and imputed income and tax reimbursements resulting from the personal use of Company automobiles and country clubs. Tax reimbursement payments represent payments to eligible employees of thirty-seven percent (37%) of the Company's federal income tax deduction resulting from the exercise of Convertible Subordinated Debenture Options, Non-Qualified Stock Options ("NQSOs"), Incentive Stock Options and Performance Options. These payments are not applicable for options granted since August 22, 1995.

 (2) NQSOs were granted to Officers and certain key employees of the Company in 1996, 1995 and 1994. The options for 1996 were awarded under the 1995 Long-Term Incentive Plan. Options for 1995 and 1994 were granted under the 1988 Long-Term Incentive Plan, under which no further grants will be made. No shares of Common Stock of the Company are available for the grant of awards under the 1980 Long-Term Incentive Plan. The share amounts for a particular fiscal year under this column reflect only the shares underlying options which were granted during the respective fiscal year (that is, shares underlying options granted subsequent to fiscal year-end but based on performance in the prior fiscal year are included in the share amounts for the subsequent year during which the related options were actually granted).

 (3) All Other Compensation is comprised of Company contributions related to the Company's 401(k) Plan, including amounts provided by the Company's Benefits Restoration Plan ("BRP"), executive life insurance, relocation expenses and the above market portion of interest earned under the Deferred Income Plan (Plan A). The BRP permits participants in the 401(k) Plan to make contributions, and the Company to match the same, in amounts permitted by the 401(k) Plan but which would otherwise be in excess of those permitted by certain Internal Revenue Code limitations.

 (4) Mr. Williams' base salary was reduced twenty-five percent (25%) at his request from June 1, 1993 to July 1, 1994, in consideration of losses due to restructuring in fiscal 1993.

 (5) Tax reimbursement payments in fiscal 1996 to Mr. Williams, Mr. Gibson, Mr. Summerford and Mr. Simmons were $1,856,591, $122,905, $844,060 and $16,304, respectively. Tax reimbursement payments in fiscal 1995 to Mr. Williams, Mr. Gibson and Mr. Summerford were $78,625, $386,803 and $196,493, respectively. Tax reimbursement payments in fiscal 1994 to Mr. Gibson and Mr. Simmons were $23,171 and $38,150, respectively.

 (6) Aggregate perquisites and other personal benefits were less than $50,000 or ten percent (10%) of the total annual salary and bonus reported for the named Executive Officer and thus are excluded from the table.

 (7) Includes payments received by Mr. Simmons on exercise of Performance Options of $44,064 in 1996 and $103,107 in 1994.

 (8) Above market interest earned under the Deferred Income Plan in fiscal 1996 was $0, $19,805, $2,850 and $5,172 for Mr. Williams, Mr. Gibson, Mr. Summerford and Mr. Simmons, respectively. Mr. Williams voluntarily reduced the interest rate on his deferrals effective January 1, 1994 to one hundred twenty percent (120%) of the applicable annual federal long-term rate as specified in the Internal Revenue Code. See "Directors Compensation."

 (9) Company contributions to the 401(k) Plan in fiscal 1996 were $6,000, $1,200, $6,000, $6,000 and $6,000 for Mr. Williams, Mr. Tepas, Mr. Gibson,
     Mr. Summerford and Mr. Simmons. Accruals to the 401(k) related BRP were $13,000, $3,100, $1,780, $1,800 and $529 for Mr. Williams, Mr. Tepas, Mr.
     Gibson, Mr. Summerford and Mr. Simmons, respectively.

(10) The Executive life insurance program was changed effective November 1, 1995, to provide cash subsidies to participants based on age-based premium cost replacing a program under which the Company provided the insurance and paid the premiums directly. Direct insurance payments in fiscal 1996 were $1,425, $283, $585, $590 and $490 for Mr. Williams, Mr. Tepas, Mr. Gibson, Mr. Summerford and Mr. Simmons, respectively. Cash subsidies in fiscal 1996 were $9,120, $1,080, $2,706, $860 and $1,122 for Mr. Williams, Mr. Tepas,
     Mr. Gibson, Mr. Summerford and Mr. Simmons, respectively.

(11) Relocation expenses paid by the Company during 1996 on behalf of Mr. Tepas were $43,258.

                     OPTION GRANTS IN LAST FISCAL YEAR 1996

                                                                                                      POTENTIAL REALIZABLE
                                                       INDIVIDUAL GRANTS
                                   ----------------------------------------------------------        VALUE AT ASSUMED ANNUAL
                                   NUMBER OF        % OF TOTAL                                        RATES OF STOCK PRICE
                                   SECURITIES        OPTIONS                                        APPRECIATION FOR TEN- YEAR
                                   UNDERLYING     GRANTED TO ALL     EXERCISE                          OPTION TERM ($)(2)
                                    OPTIONS        EMPLOYEES IN        PRICE       EXPIRATION       -------------------------
              NAME                 GRANTED(1)      FISCAL YEAR       ($/SHARE)        DATE            5%               10%
- ---------------------------------  ----------     --------------     ---------     ----------       -------         ---------
J. Kelley Williams...............    60,000            23.4%           23.13        11/10/05        872,591         2,211,318
Thomas G. Tepas..................    23,800             9.3%           23.13        11/10/05        346,128           877,156
                                     24,472             9.5%           20.38        08/22/05        313,661           794,879
Charles R. Gibson................    14,007             5.5%           20.38        08/22/05        179,530           454,964
R. Michael Summerford............    16,422             6.4%           20.38        08/22/05        210,483           533,406
George M. Simmons................     2,300             0.9%           23.13        11/10/05         33,449            84,767

- ---------------

(1) The share amounts under this column do not include 60,000, 21,300, 14,100, 16,900 and 5,100 shares underlying options which were granted on August 27, 1996 to Mr. Williams, Mr. Tepas, Mr. Gibson, Mr. Summerford and Mr. Simmons, respectively.

(2) The dollar amounts under these columns represent the potential realizable value of each grant, assuming that the market value of the Company's Common Stock appreciates from the date of grant to the expiration of the option at annualized rates of 5% and 10%. These assumed rates of appreciation have been specified by the Securities and Exchange Commission for illustrative purposes only and are not intended to forecast future financial performance or possible future appreciation in the price of First Mississippi stock.

                         AGGREGATED OPTION EXERCISES IN
               LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

                                                                                                       AGGREGATE VALUE OF
                                                                      NUMBER OF SECURITIES         UNEXERCISED, IN-THE-MONEY
                                     NUMBER OF                       UNDERLYING UNEXERCISED          OPTIONS AT 6/30/96($)
                                      SHARES                           OPTIONS AT 6/30/96         ----------------------------
                                    ACQUIRED ON       VALUE       ----------------------------    EXERCISABLE    UNEXERCISABLE
               NAME                  EXERCISE      REALIZED($)    EXERCISABLE    UNEXERCISABLE        (1)             (2)
- ----------------------------------- -----------    -----------    -----------    -------------    -----------    -------------
J. Kelley Williams.................   175,000       5,017,813       317,600            0           3,370,975          N/A
Thomas G. Tepas....................        --              --        48,272            0              45,752          N/A
Charles R. Gibson..................    17,200         332,175        14,007            0              26,187          N/A
R. Michael Summerford..............    93,300       2,281,244        16,422            0              30,702          N/A
George M. Simmons..................        --              --        18,400            0             204,788          N/A

- ---------------

(1) Value was computed as the difference between the individual option price and the per share closing price of First Mississippi Common Stock on June 30, 1996, as reported on the consolidated transaction system for New York Stock Exchange issues. Only options with fair market values in excess of the exercise price are reflected in this column.

(2) No value is shown because there were no unexercisable options at fiscal year end.

           LONG-TERM INCENTIVE PLANS -- AWARDS IN LAST FISCAL YEAR(1)

                                                                PERFORMANCE OR OTHER
                                                                    PERIOD UNTIL
                                              NUMBER OF            MATURATION OR             ESTIMATED
                   NAME                      SHARES/UNITS              PAYOUT              FUTURE PAYOUTS
- -------------------------------------------  ------------       --------------------       --------------
George M. Simmons..........................      9,600                   (2)                     (3)

- ---------------

(1) In fiscal 1996, the Company adopted a Performance Option Plan for First Chemical Corporation providing for awards payable only in cash based on appreciation in value of units, such appreciated value being based on the subsidiary's pre-tax operating profit and the price earnings multiples of a peer group of publicly held companies. Options shown in this table represent performance units granted under this plan on August 22, 1995. This table does not include 6,700 performance units granted August 27, 1996.

(2) Performance units granted August 22, 1995 are exercisable no earlier than six (6) months from date of grant and until ten (10) years from grant. The units are valued on a quarterly basis and may be exercised by the participant within fifteen (15) business days from the date of valuation.

(3) The performance options granted on August 22, 1995, have a base price of $20.30 and may be exercised as noted above. Estimated future value will be based on the appreciated value of the options on the exercise date and cannot be reasonably estimated at this time. However, if unit values appreciated at annual rates of 5% and 10%, the potential realizable value at the end of their ten (10)-year term would be $122,559 and $310,589, respectively.

                               OTHER COMPENSATION

     In 1970, the stockholders authorized the noncontributory retirement plan for the employees of First Mississippi. Employees become one hundred percent (100%) vested after five (5) years of employment. The plan provides for normal retirement at age sixty-five (65) with actuarially adjusted provisions for early and postponed retirement dates. Retirement benefits are based on years of service and average compensation (wages and salary) of the five (5) highest consecutive years during employment. The benefits listed in the table below are not subject to any reduction for social security or other offset amounts.

     The following table shows the estimated annual retirement benefit payable to participating employees including Executive Officers based on earnings and years of service classifications as indicated.

                                                  ESTIMATED ANNUAL BENEFITS FOR YEARS OF CREDITED
AVERAGE ANNUAL COMPENSATION                                           SERVICE
        (5 HIGHEST                                -----------------------------------------------
    CONSECUTIVE YEARS)                            10 YEARS     20 YEARS     30 YEARS     40 YEARS
- ---------------------------                       --------     --------     --------     --------
        $100,000................................  $ 17,712     $ 35,424     $ 53,136     $ 70,848
         150,000................................    26,712       53,424       80,136      106,848
         200,000................................    35,712       71,424      107,136      142,848
         300,000................................    53,712      107,424      161,136      214,848
         400,000................................    71,712      143,424      215,136      286,848
         450,000................................    80,712      161,424      242,136      322,848
         500,000................................    89,712      179,424      269,136      358,848

     The table includes amounts that exceed limitations allowed under Section 415 of the Code. The Company's BRP provides that if a retired employee's benefits calculated under the retirement plan exceed the maximum allowed under the Code, the Company will supplement such employee's benefits to the extent such benefit is in excess of the limitation.

     Years of service for the Executive Officers listed in the Summary Compensation Table are: J. Kelley Williams, thirty (30) years; Thomas G. Tepas, one (1) year; Charles R. Gibson, twenty-six (26) years; R. Michael Summerford, eighteen (18) years; and George M. Simmons, eleven (11) years.

     Termination Agreements. During fiscal 1996, the Board approved and the Company entered into Termination Agreements (the "Termination Agreements") with the Executive Officers of the Company, including Mr. Williams, Mr. Tepas, Mr. Gibson, Mr. Summerford and Mr. Simmons. The Termination Agreements are contingent upon a Change of Control, as defined in the Termination Agreements, and provide for three-year terms which are automatically extended unless the Company determines not to renew or there is a Change of Control of the Company during any three-year term. Each officer, other than the Chief Executive Officer, would be paid upon termination of employment for reasons other than cause, death or disability or upon resignation for good reason, subsequent to a Change of Control during the term of the Termination Agreement, three (3) times the sum of the five-year average of his annual base salary and bonus. The Company's Chief Executive Officer is entitled to the same termination benefit as described above for all other Executive Officers, except for the fact that the Chief Executive Officer may resign for any reason, as opposed to "good reason," within thirty-six (36) months of a Change of Control and still be entitled to the termination benefit. Upon termination, the individual would have the option, unless he notifies the Company otherwise, to receive a cash payment equal to the cash value of all his NQSOs, Debenture Options and Debentures, whether then exercisable or not. Following termination, the Company will pay amounts previously due to individuals for early stock disposition of grants issued in 1994 and earlier under the Company's tax sharing plan. No individual would receive payments in the event of death, disability or termination for cause. In addition, the Termination Agreements provide for an additional payment to be made by the Company to the Chief Executive Officer if any of the severance payments provided for by the Termination Agreements or any other payments made pursuant to a Change of Control of the Company (the "Total Payments") become subject to an additional tax ("Excise Tax") imposed by Section 4999 of the Code, such that the net of all of the payments received by the Officer after the imposition of the Excise Tax on the Total Payments and any federal income tax on the additional payment shall be equal to the Total Payments.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Chief Executive Officer serves as a member ex-officio of the Compensation & Human Resources Committee, but may not serve as Chairman or vote or participate in or be present for Committee decisions regarding his own compensation. He does not make recommendations about nor participate in decisions regarding any aspect of his compensation.

     In addition, Mr. Crook, who retired from First Mississippi as Vice President in 1985, is Chairman of Melamine Chemicals ("MCI"), and Mr. Summerford, an Executive Officer of First Mississippi, is a director of MCI.

                             DIRECTOR COMPENSATION

     Directors who are not employees are compensated for their services with a retainer of $16,000 per year. In addition, non-employee Directors receive fees for attendance at duly called Board and committee meetings. Effective May 22, 1996, the fees paid are $1,000 per day for attendance at duly called Board and committee meetings or a fee of $500 for half-day committee meetings except for committee chairmen, who receive a fee of $1,250 per day for meetings and $625 for half-day meetings. Prior to this date, non-employee Directors' fees were $900 per day for attendance at duly called Board meetings or a fee of $450 for half-day committee meetings except for committee chairmen, who received a fee of $1,200 per day for meetings and $600 for half-day meetings. This increase was recommended by the Committee on Director Affairs to align board compensation with peer companies. Travel expenses to and from meetings are reimbursed to all Directors. No fees are paid for informal meetings. Attendance at meetings held by telephone conference call are paid at the half-day rate. Directors performing special services at the request of the Chief Executive Officer are paid a per diem of $1,000 per day, except for committee chairmen, who are paid a per diem of $1,250 per day.

     Under the Company's 1988 Long-Term Incentive Plan, non-employee Directors were automatically awarded for five (5) years, debenture options to purchase Convertible Subordinated Debentures. Debenture options may be exercised any time within ten (10) years after the date of grant to purchase Convertible Subordinated Debentures. Each debenture may be converted six (6) months after the date of grant of the applicable option into Convertible Preferred Stock at a conversion price equal to the fair market value of First Mississippi Common Stock on the date the debenture options were granted. Each share of Convertible Preferred Stock is, in turn, immediately convertible into one (1) share of First Mississippi Common Stock. There will be no further awards under this plan.

     Under the Company's 1995 Long-Term Incentive Plan (the "1995 Plan"), each non-employee Director will be eligible annually for a nonqualified stock option grant. The number of shares subject to each such option shall be determined by Company performance as measured by the Company's return on equity calculated as the average two (2) year total net income divided by the average two (2) year stockholder equity and measured as a rolling average of the two immediately preceding fiscal years. However, no awards shall be awarded in the event of an average return of less than 10% and in the event of an average return of 20% or more, no more than 1,500 options may be granted to any non-employee Director in any given year. The exercise price for each such option is the fair market value of First Mississippi Common Stock as of the date of the grant of the option. Each option vests six months after the date of grant and terminates on the tenth anniversary of the date of grant. Accordingly, each non-employee Director received options to purchase 1,500 shares of First Mississippi Common Stock in November 1995 and will receive options to purchase an additional 1,500 shares following the 1996 annual meeting.

     Also under the 1995 Plan, non-employee Directors may make an irrevocable election to receive share units in exchange for deferring all or some portion of their annual retainer at a per share unit exchange price that is eighty-five percent (85%) of the fair market value of First Mississippi Common Stock determined as of the first day of the year during which all or a portion of the deferred retainer was to be paid. Dividends earned pursuant to the share units are reinvested in the form of additional share units.

     In fiscal 1986, the Company established a Deferred Income Plan for Directors, Officers and Key Employees ("Plan A") which superseded the previous deferred income arrangement and pursuant to which deferral opportunities in any given year, up to a maximum of three (3) years, were offered at the discretion of the Board. Amounts deferred under Plan A earn interest at a prescribed rate which, as originally established, was twenty percent (20%), compounded annually, subject to reduction as described below. The Company is owner and beneficiary of life insurance policies covering most of the participants in Plan A. The benefits associated with these policies are expected to cover the Company's financial obligations incurred in connection with Plan A, including the interest accrued on the amounts deferred thereunder in excess of market rates, resulting in no net cost to the Company over the life of the plan. Plan A provides that the interest rate may be reduced prospectively and, if necessary, may be adjusted retroactively, due to severe economic changes including, but not limited to, changes in tax law. However, no retroactive changes in the rate of a return may occur unless such economic changes are material, adverse and retroactive in nature. Further, in no event shall the interest rate on amounts deferred under Plan A be reduced to a level lower than the ten (10)-year Treasury Note Rate. Effective January 1, 1994, the Director participants in Plan A still serving on the Board voluntarily reduced the applicable interest rate to one hundred twenty percent (120%) of the applicable annual federal long-term rate as specified in the Internal Revenue Code. At the same time, the Board closed Plan A for any new participants or deferral opportunities, subject to the existing rights and obligations thereunder. The interest rate for the first six months of fiscal year 1994 for all Directors remained at twenty percent (20%). In fiscal year 1989, the Company established a successor Deferred Compensation Plan for Outside Directors ("Plan B") to insure continuation of deferral opportunities for Directors. Plan B was amended effective January 1, 1994, to change the interest rate prospectively to one hundred twenty percent (120%) of the applicable annual federal long-term rate as specified in the Internal Revenue Code. Amounts deferred under Plan B prior to January 1, 1994 earned interest based on the Chase Manhattan Bank, N.A. Prime Rate, less one percent (1%). The deferrals under both Plan A and Plan B are held by the Company until retirement, resignation or other termination of services. Director J. Kelley Williams participates only in Plan A (See Note 8 under Summary Compensation Table).

     The Company furnishes Directors with $100,000 accidental death and dismemberment and $250,000 of business travel accident insurance. The Company also has a Retirement Plan for its non-employee Directors under which all such Directors who have served at least one (1) three-year term will, under certain conditions, receive an annual retirement benefit equal to their annual retainer at retirement for each year of service, not to exceed fifteen (15) years. The amount of the retainer to be received after retirement shall be fixed at the time of retirement. The plan also provides for a lump sum payment to a Director under certain conditions in the event of a change of control and to his beneficiary upon his death.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Gold Distribution. On October 20, 1995, the Company distributed to its shareholders the shares of Getchell Gold Corporation ("Getchell"), formerly FirstMiss Gold, Inc., held by First Mississippi (the "Gold Distribution"). Following the Gold Distribution, in accordance with the provisions of the Long-Term Incentive Plans of the Company, the number of shares of Common Stock underlying outstanding debentures, debenture options and NQSOs, as well as the effective exercise prices relating thereto, were adjusted to reflect the distribution value of the Getchell shares. This adjustment increased the number of shares underlying the awards outstanding at the time of the Gold Distribution and reduced the respective exercise prices by a factor of 1.61.

     The Directors and Officers of the Company beneficially own as of August 27, 1996, Convertible Subordinated Debentures Options, Convertible Preferred Stock, NQSOs and Common Stock of the Company as follows:

                                                                                TOTAL COMMON
                                  COMMON STOCK                                     STOCK         PERCENT
                                  BENEFICIALLY     PERCENT OF      COMMON       BENEFICIALLY       OF
        DIRECTOR/OFFICER           OWNED (1)         CLASS          STOCK         OWNED(2)        CLASS
- --------------------------------  ------------     ----------     ---------     ------------     -------
Richard P. Anderson.............                                      9,450(3)
  NQSO..........................       1,500                                         10,950        *
Paul A. Becker..................                                     10,000
  1988-1 Series.................       1,610            20%
  1989-2 Series.................       1,610            20%
  1990-2 Series.................       1,610            20%
  1991-2 Series.................       1,610            20%
  1992-1 Series.................       1,610            20%
  NQSO..........................       1,500
                                  ------------
                                       9,550                                         19,550        *
James W. Crook..................                                    119,187(4)
  NQSO..........................       1,500                                        120,687        *
James E. Fligg..................                                        500
  1994-1 Series.................       1,610           100%
  NQSO..........................       1,500
                                  ------------
                                       3,110                                          3,610        *
Robert P. Guyton................                                     23,000
  NQSO..........................       1,500                                         24,500        *
Charles P. Moreton..............                                     13,250
  NQSO..........................       1,500                                         14,750        *
Paul W. Murrill.................                                      7,900(5)
  1988-1 Series.................       1,610            20%
  1989-2 Series.................       1,610            20%
  1990-2 Series.................       1,610            20%
  1991-2 Series.................       1,610            20%
  1992-1 Series.................       1,610            20%
  NQSO..........................       1,500
                                  ------------
                                       9,550                                         17,450        *
William A. Percy, II............                                     36,275(6)
  1988-1 Series.................       1,610            20%
  1989-2 Series.................       1,610            20%
  1990-2 Series.................       1,610            20%
  1991-2 Series.................       1,610            20%
  1992-1 Series.................       1,610            20%
  NQSO..........................       1,500
                                  ------------
                                       9,550                                         45,825        *

                                                                                TOTAL COMMON
                                  COMMON STOCK                                     STOCK         PERCENT
                                  BENEFICIALLY     PERCENT OF      COMMON       BENEFICIALLY       OF
        DIRECTOR/OFFICER           OWNED (1)         CLASS          STOCK         OWNED(2)        CLASS
- --------------------------------  ------------     ----------     ---------     ------------     -------
Leland R. Speed.................                                     12,720
  1988-1 Series.................       1,610            20%
  1989-2 Series.................       1,610            20%
  1990-2 Series.................       1,610            20%
  1991-2 Series.................       1,610            20%
  1992-1 Series.................       1,610            20%
  NQSO..........................       1,500
                                  ------------
                                       9,550                                         22,270        *
R. Gerald Turner................                                      7,900(7)
  NQSO..........................       1,500                                          9,400        *
J. Kelley Williams..............                                    870,465(8)
  1987-A Series.................      40,250            78%
  1988-A Series.................      72,450            63%
  1989-1 Series.................      72,450           100%
  1990-1 Series.................      72,450            98%
  NQSO..........................      60,000
                                  ------------
                                     317,600                                      1,188,065        5.6%
Charles R. Gibson...............                                     13,917(9)
  NQSO..........................      14,007                                         27,924        *
George M. Simmons...............                                        241
  1988-A Series**...............       6,440             6%
  1989-A Series.................       1,610             6%
  NQSO..........................      10,350
                                  ------------
                                      18,400                                         18,641        *
R. Michael Summerford...........                                     70,546
  NQSO..........................      16,422                                         86,968        *
Thomas G . Tepas................                                      1,500(10)
  NQSO..........................      48,272                                         49,772        *
All Directors and Executive
  Officers as a Group (24
  Persons)(11)..................                                  1,229,691
  1987-A Series.................      48,300            94%
  1988-A Series**...............      86,940            75%
  1988-1 Series.................       6,440            80%
  1989-A Series.................       4,025            15%
  1989-1 Series.................      72,450           100%
  1989-2 Series.................       6,440            80%
  1990-1 Series.................      72,450            85%
  1990-2 Series.................       6,440            80%
  1991-1 Series.................       4,830            75%
  1991-2 Series.................       6,440            80%
  1992-1 Series.................       6,440            80%
  1994-1 Series.................       1,610           100%
  NQSO..........................     222,960
                                  ------------
                                     545,765                                      1,775,456        8.4%

                                                                                TOTAL COMMON
                                  COMMON STOCK                                     STOCK         PERCENT
                                  BENEFICIALLY     PERCENT OF      COMMON       BENEFICIALLY       OF
        DIRECTOR/OFFICER           OWNED (1)         CLASS          STOCK         OWNED(2)        CLASS
- --------------------------------  ------------     ----------     ---------     ------------     -------
5% Beneficial Holder: Goldman
  Sachs Group, L.P.(12).........                                                  1,771,091        8.5%
Goldman Sachs & Co.
  85 Broad Street
  New York, NY 10004

- ---------------

  *  Represents less than one percent (1%) of class.

  ** Represents 6,440 shares of Common Stock underlying Convertible Subordinated
     Debentures that have already been purchased through the exercise of Debenture Options.

 (1) Numbers represent shares of Common Stock of the Company underlying the Convertible Subordinated Debentures and NQSOs beneficially owned by the Directors and Officers. The Debentures are immediately convertible into the specified number of shares of Convertible Preferred Stock of the same series and then immediately convertible into the specified number of shares of Common Stock of the Company. NQSOs are exercisable no earlier than six
     (6) months from date of grant into shares of Common Stock of the Company and presently all are exercisable.

 (2) In connection with the Shareholder Rights Plan adopted by the Company on February 27, 1996, which replaced an expiring plan, preferred stock purchase rights were distributed to stockholders and are deemed to be attached to the outstanding shares of Common Stock of the Company, including the outstanding shares of Common Stock reported above as being owned by Directors and Officers. Under certain conditions, each right may be exercised to purchase one one-hundredth (1/100) of a share of a new series of preferred stock, at an exercise price of $100 (subject to adjustment). The rights, which do not have voting rights, expire in 2006 and may be redeemed by the Company at a price of $.01 per right prior to a specified period of time after the occurrence of certain events. In certain events, each right (except certain rights beneficially owned by 10% or more owners, which rights are voided) will entitle its holder to purchase shares of Common Stock with a value of twice the then current exercise price.

 (3) Shares voting and investment power of 3,700 shares with Mrs. Anderson.

 (4) Included are 700 shares owned by Mrs. Crook of which Mr. Crook has no voting and investment power and disclaims beneficial ownership.

 (5) Included are 775 shares owned by Mrs. Murrill of which Dr. Murrill has no voting and investment power and disclaims beneficial ownership.

 (6) Included are 31,500 shares of which Mr. Percy has sole voting and investment power as President of Greenville Compress Company and of which he disclaims beneficial ownership.

 (7) Shares voting and investment power of 7,800 shares with Mrs. Turner.

 (8) Included are 171,518 shares of which Mr. Williams shares voting and investment power, and 4,327 shares for which he has no voting and investment power and disclaims beneficial ownership. Excluded are 61,750 shares held in the Jean P. Williams Revocable Trust, of which Mr. Williams has no voting and investment power and disclaims beneficial ownership.

 (9) Shares voting and investment power of 2,375 shares with Mrs. Gibson.

(10) Shares voting and investment power with Mrs. Tepas.

(11) Except for 2,000 shares, 200 shares, 2,000 shares and 100 shares for which Mr. Daniel Anderson, Mr. Barker, Mr. Moore and Mr. Chustz, respectively, have shared voting and investment power, and except for 12 shares owned by Mr. McArthur's wife, of which he has no voting and investment power and disclaims beneficial ownership, and except as otherwise indicated in these notes, the shares beneficially owned by the persons indicated in the table above represent sole voting and investment power.

(12) Based on Form 13G filed by the Investor with the Securities and Exchange Commission. Included 1,762,991 shares as to shared voting power and 8,100 shares with no voting power.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following discussion includes certain relationships and related transactions which occurred during the Company's fiscal year ended June 30, 1996.

     Gold Distribution. Until October 20, 1995, First Mississippi owned 14,750,000 shares of Common Stock of Getchell (approximately 81% of the outstanding Common Stock). On that date, the Company distributed all of the stock it owned in Getchell to its own shareholders. During fiscal 1996, Messrs. Moreton, Summerford and Williams, who currently serve as a Director, Vice President and Chief Financial Officer, and Chairman and Chief Executive Officer, respectively, of First Mississippi, served as members of the board of Getchell, with Mr. Williams serving as Chairman. In June 1996, Mr. Moreton resigned from the Getchell Board. At August 31, 1996, Mr. Williams beneficially owned 613,165 shares of common stock of Getchell, or approximately 2.4% of the total number of shares outstanding.

     Debt Owed by Getchell. Prior to the spinoff, First Mississippi provided to Getchell capital and operating advances from time to time. Effective the date of the spinoff, the debt was $52.5 million and the Company and Getchell entered into a new long-term loan agreement (the "Loan Agreement") which provided that the total outstanding amount would be due in September 2000, that Getchell would repay $15.0 million to the Company from the proceeds of a public common stock offering prior to April 1996, that interest would accrue at a rate not exceeding the London Interbank Offered Rate plus one percent, and that the interest would not be paid in cash, but rather would be capitalized to the note. In November 1995, Getchell reduced the debt by $15.0 million, from proceeds of a common stock offering. The debt was further reduced by the settlement of the Tax Sharing Agreement (described below). At June 30, 1996, the total aggregate debt owed by Getchell pursuant to the Loan Agreement was $24.7 million.

     Tax Sharing Agreement. In October 1987, the Company and Getchell entered into a Tax Sharing Agreement for the period during which Getchell was a member of the affiliated group of corporations of which First Mississippi is the common parent (the "Affiliated Group"). Under the agreement, Getchell accrued income taxes (payable to the Company) as if Getchell and its subsidiaries were, since the inception of the agreement on October 28, 1987, a separate affiliated group of corporations filing consolidated income tax returns. In determining the amount of such payments, Getchell was potentially bound by tax elections, conventions, treatments or methods utilized by the Company in filing its consolidated income tax returns. The Tax Sharing Agreement also provided for payments in respect of net operating losses and certain other tax benefits by the Company to Getchell or, under some circumstances, by Getchell to the Company, in taxable years in which Getchell was no longer a member of the Affiliated Group. Effective with the spinoff on October 20, 1995, the Tax Sharing Agreement was terminated. In settlement of the Agreement, $13.9 million was used to reduce the debt owed by Getchell to the Company.

     Tax Ruling Agreement. The Company obtained a letter ruling from the Internal Revenue Service in April 1995 providing for the tax-free distribution to its shareholders of its shares of Getchell's Common Stock. In September 1995, The Company and Getchell entered into the Tax Ruling Agreement which sets forth certain covenants and agreements of Getchell relevant to maintaining the tax-free nature of the distribution of the common stock.

     The Tax Ruling Agreement provides that Getchell will complete an underwritten public equity of common stock generating aggregate proceeds of at least $50.0 million prior to April 1996. In late 1995, Getchell satisfied this requirement by issuing common stock to the public which generated net proceeds of approximately $137.5 million. The Tax Ruling Agreement also required Getchell to repay at least $15.0 million of debt owed to the Company from the net proceeds of the common equity issue, which repayment occurred in November 1995.

     The Tax Ruling Agreement provides also that Getchell will not, prior to one year from the date of the spinoff, enter into any agreement to merge or consolidate with or into any other corporation, to liquidate, to sell or transfer all or substantially all of its assets, to redeem or repurchase any of its capital stock (except for the redemption of the stock of one or more Getchell employees upon his or her termination) or to issue additional shares of its capital stock (except in connection with the public offering of common stock described above, or issuances pursuant to Getchell's employee benefit or compensation plans), unless it first obtains an opinion of counsel or a supplemental ruling from the I.R.S. that such action does not interfere with the Tax Ruling.

     In the event Getchell takes such actions or solicits or assists any person or group to commence a tender offer, if such person or group would acquire ownership of 20% or more of Getchell's outstanding Common Stock without an opinion or a supplemental I.R.S. ruling, Getchell agreed under the Tax Ruling Agreement to indemnify and hold the Company and certain affiliated corporations harmless against any and all federal, state and local taxes, interest penalties and additions thereto imposed upon or incurred by such corporations as a result of such action's effect on the tax free nature of the spinoff.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SCHEDULES

(a)(1) The Financial Statements which are filed with this Form 10-K are set forth in the Index to Financial Statements at page F-1, which immediately precedes such financial statements.

(a)(2) No additional schedules are required under the applicable instructions or are inapplicable and have therefore been omitted.

(a)(3) EXHIBITS

   3(a)    -- Restated and Amended Charter of Incorporation of the Company, as amended August
              22, 1996.
   3(b)    -- Bylaws of the Company, as amended August 27, 1996.
   4(a)    -- Articles IV, VIII, IX and X of the Company's Charter of Incorporation and the
              Statements of Resolution establishing the Company's 1982-A, 1982-B, 1982-C,
              1982-D, 1983-A, 1984-A, 1984-B, 1985-A, 1986-A, 1987-A, 1988-A, 1988-1, 1989-A,
              1989-1, 1989-2, 1990-1, 1990-2, 1991-1, 1991-2, 1992-1 and 1994-1 Series
              Convertible Preferred Stock and the Company's Series X Junior Participating
              Preferred Stock are included in Exhibit 3(a).
   4(b)    -- Articles II, V and VI of the Company's Bylaws are included in Exhibit 3(b).
   4(c)    -- First Mississippi Corporation 401(K) Thrift Plan, as amended and restated on
              February 13, 1986, was filed as Exhibit 4.3 to post-effective amendment No. 2 to the Company's Registration Statement on Form S-8 (Registration No. 2-93585)
              and is incorporated by reference.
   4(d)    -- First Amendment to the First Mississippi Corporation 401(K) Thrift Plan, as
              previously amended and restated, dated May 22, 1987, was filed on May 29, 1987, as Exhibit 4.4 to post-effective Amendment No. 3 to the Company's Registration
              Statement on Form S-8 (Registration No. 2-93585) and is incorporated by reference.
   4(e)    -- Second Amendment to the First Mississippi Corporation 401(K) Thrift Plan, as
              previously amended and restated, dated September 22, 1988, was filed as Exhibit
              4(e) to the Company's Annual Report on Form 10-K for the fiscal year ended June
              30, 1988, and is incorporated by reference.
   4(f)    -- Third Amendment to the First Mississippi Corporation 401(K) Thrift Plan, as
              previously amended and restated, dated November 14, 1991, was filed as Exhibit
              4(b) to Item 7 to the Company's Form 8-K dated November 14, 1991, and is incorporated by reference.

   4(g)    -- Fourth Amendment to the First Mississippi Corporation 401(K) Thrift Plan, as
              previously amended and restated, dated May 12, 1992, was filed as Exhibit 4(g)
              to the Company's Annual Report on Form 10-K for the fiscal year ended June 30,
              1993, and is incorporated by reference.
   4(h)    -- The First Mississippi Corporation 401(K) Savings Plan, as amended and restated, effective July 1, 1989, was filed as Exhibit 4 to the Company's Form 8-K dated
              June 13, 1994, and is incorporated by reference.
   4(i)    -- Amended and Restated Rights Agreement between the Company and Ameritrust
              Company National Association, whose name has now been changed to KeyCorp
              Shareholder Services, Inc., was filed as an Exhibit to Item 7 to the Company's
              Form 8-K dated February 28, 1989, and is incorporated by reference.
   4(j)    -- Rights Agreement between the Company and Society National Bank, whose name has now been changed to KeyCorp Shareholder Services, Inc., dated February 27,
              1996, was filed as Exhibit 4.1 to Item 7 to the Company's Form 8-K dated April
              12, 1996.
   4(k)    -- Loan Agreement between the Company and FirstMiss Gold Inc., dated February 1,
              1995, was filed as Exhibit 4(m) to the Company's Annual Report on Form 10-K for
              the fiscal year ended June 30, 1995, and is incorporated by reference.
   4(l)    -- Senior Note Purchase Agreement (composite conformed copy with substantially all exhibits conformed as executed), dated as of June 1, 1992, between the Company and Connecticut General Life Insurance Company, United Companies Life Insurance
              Company, Principal Mutual Life Insurance Company, John Hancock Mutual Life
              Insurance Company, The Ohio National Life Insurance Company, The Union Central
              Life Insurance Company, The Manhattan Life Insurance Company and Modern Woodmen
              of America, was filed as Exhibit 4(y) to the Company's Annual Report on Form
              10-K for the fiscal year ended June 30, 1992, and is incorporated by reference.
   4(m)    -- Credit Agreement, dated as of February 9, 1993, between the Company, the Banks party thereto and The Chase Manhattan Bank (National Association), as Agent,
              was filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the
              quarter ended December 31, 1992, and is incorporated by reference.
   4(n)    -- Amendment, dated as of August 1, 1993, to the Credit Agreement between the
              Company, the Banks party thereto and The Chase Manhattan Bank (National
              Association), as Agent, was filed as Exhibit 4(s) to the Company's Annual
              Report on Form 10-K for the fiscal year ended June 30, 1993, and is incorporated by reference.
   4(o)    -- Extension of commitment termination date, dated as of December 30, 1993, in accordance with the provisions of Section 2.04 of the Credit Agreement dated as of February 9, 1993, between the Company, the Banks party thereto and The Chase
              Manhattan Bank (National Association), as Agent, was filed as Exhibit 4(u) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30,
              1994, and is incorporated by reference.
   4(p)    -- Extension of commitment termination date, dated as of December 30, 1994 and
              January 9, 1995, in accordance with the provisions of Section 2.04 of the
              Credit Agreement dated as of February 9, 1993, between the Company, the Banks party thereto and The Chase Manhattan Bank (National Association), as Agent,
              was filed as Exhibit 4(w) to the Company's Annual Report on Form 10-K for the
              fiscal year ended June 30, 1995, and is incorporated by reference.
   4(q)    -- Waiver and Amendment, dated as of April 1, 1996, to the Credit Agreement between the Company, the Banks party thereto and The Chase Manhattan Bank
              (National Association), as Agent, was filed as Exhibit 4 to the Company's
              Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and is incorporated herein by reference.
  10(a)*   -- Termination Agreement, dated July 1, 1989, between the Company and its Chief
              Executive Officer, was filed as Exhibit 10(b) to the Company's Annual Report on
              Form 10-K for the fiscal year ended June 30, 1990, and is incorporated by reference.

  10(b)*   -- Form of Termination Agreement, dated July 1, 1989, between the Company and each of the following executive officers of the Company: William P. Bartlett, C. R.
              Gibson, R. Michael Summerford and O.E. Wall (Company's Termination Agreement
              with each such officer contains terms identical to those contained in the form of Agreement filed), was filed as Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, and is incorporated by reference.
  10(c)*   -- Termination Agreement, dated May 29, 1996 and effective June 1, 1996, between the Company and its Chief Executive Officer.
  10(d)*   -- Form of Termination Agreement, dated May 29, 1996 and effective June 1, 1996, between the Company and each of the following executive officers of the
              Company: Daniel P. Anderson, Robert P. Barker, William P. Bartlett, J. Steven
              Chustz, Paul J. Coder, Charles R. Gibson, Samir A. Hakooz, Terry L. Moore,
              George M. Simmons, R. Michael Summerford and Thomas G. Tepas (Company's
              Termination Agreement with each such officer contains terms identical to those contained in the form of Agreement filed).
  10(e)*   -- First Mississippi Corporation 1980 Long-Term Incentive Plan, as amended, was filed as Exhibit 10(a) to Item 7 of the Company's Form 8-K dated November 14,
              1991, and is incorporated by reference.
  10(f)*   -- First Mississippi Corporation 1988 Long-Term Incentive Plan, as amended, was filed as Exhibit 10(b) to Item 7 of the Company's Form 8-K dated November 14,
              1991, and is incorporated by reference.
  10(g)*   -- First Mississippi Corporation 1995 Long-Term Incentive Plan was filed as
              Appendix A to the Definitive Proxy Statement for the Annual Meeting of
              Stockholders of the Corporation held on November 10, 1995.
  10(h)*   -- 1991 Restatement of the First Mississippi Corporation Directors' Retirement
              Plan, as revised and restated on May 14, 1991, was filed as Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30,
              1991, and is incorporated by reference.
  10(i)*   -- First Mississippi Corporation 1989 Deferred Compensation Plan for Outside
              Directors, as amended on September 12, 1994, was filed as Exhibit 10(g) to the
              Annual Report on Form 10-K for the fiscal year ended June 30, 1995, and is incorporated by reference.
  10(j)    -- Form of Indemnification Agreement between the Company and the following
              Directors or Officers of the Company (Company's Indemnification Agreements with each such individual contains substantially identical provisions to those contained in the form): Richard P. Anderson, Paul A. Becker, James W. Crook,
              James E. Fligg, Charles R. Gibson, Robert P. Guyton, Charles P. Moreton, Paul
              W. Murrill, William A. Percy, II, Maurice T. Reed, Jr., Frank G. Smith, Leland
              R. Speed, R. Gerald Turner, J. Kelley Williams, R. Michael Summerford, O. E.
              Wall, Charles M. McAuley, J. Steve Chustz, James L. McArthur, Danny P. Anderson
              and Thomas G. Tepas was filed as Exhibit 10(t) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1988, and is incorporated by reference.
  10(k)*   -- FirstMiss Gold Inc. Amended and Restated Long-Term Incentive Plan was filed as
              Exhibit 10(i) to the Annual Report on Form 10-K for FirstMiss Gold Inc. for the
              fiscal year ended June 30, 1993, and is incorporated by reference.
  10(l)    -- Purchase and Sale Agreement between the Company, First Energy Corporation, FRM,
              Inc., FEC Marketing, Inc. and JN Exploration & Production Limited Partnership,
              dated June 16, 1993, relating to the sale of the Company's oil and gas reserves and related assets, was filed as Exhibit 10(n) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, and is incorporated by reference.
  10(m)    -- Joint Venture Agreement between INDRESCO Inc., d/b/a Harbison-Walker
              Refractories, a division of INDRESCO Inc., and Plasma Processing Corporation dated as of August 23, 1995, was filed as Exhibit 10(n) to the Company's Annual
              Report on Form 10-K for the fiscal year ended June 30, 1995 and is incorporated by reference.

  10(n)    -- Agreement and Plan of Merger and Reorganization dated as of August 27, 1996 by and among Mississippi Chemical Corporation, Miss Sub, Inc, and First
              Mississippi Corporation.
  21       -- List of the subsidiaries of the Company.
  23       -- Auditor's Consent regarding incorporation of reports into Registration
              Statement Nos. 2-93584, 2-93585, 2-74337, 2-54048, 33-512, 33-9106, 33-17483,
              33-24413, 33-24414, 33-26895, 33-31343, 33-33135, 33-37084, 33-39137, 33-43586,
              33-43600, 33-45344, 33-56026, 33-57799 and 33-64239.
  27       -- Financial Data Schedule.

- ---------------

* Indicates management contract or compensatory plan or arrangement.

     Certain debt instruments have not been filed. The Company agrees to furnish a copy of such agreement(s) to the Commission upon request.

(b) Reports on Form 8-K filed during the fourth quarter include the April 12, 1996, filing related to the dividend distribution of stock rights, based on common shares held, to purchase junior participating preferred stock of the Company and the June 4, 1996, filing regarding the Board's authorization of a plan to close the Company's aluminum dross processing operations.

(c) Please see (a)(3) above.

     The exhibits filed with the Commission are not included in the printed copy of the Form 10-K. A copy of the exhibits will be provided upon payment of a reasonable fee, to be specified at the time a request is made.

(d) Please see (a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FIRST MISSISSIPPI CORPORATION

Date: September 23, 1996                    By:  /s/ J. KELLEY WILLIAMS
                                            -----------------------------------
                                                     J. Kelley Williams
                                                  Chief Executive Officer

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

                  SIGNATURE                                TITLE                     DATE
- ---------------------------------------------   ---------------------------   -------------------

        /s/  J. KELLEY WILLIAMS                   Chairman of the Board of       September 23, 1996
- ---------------------------------------------     Directors, Chief
             J. Kelley Williams                   Executive Officer
                                                  (Principal Executive
                                                  Officer) and Director

         /s/  THOMAS G. TEPAS                     President and Chief            September 23, 1996
- ---------------------------------------------     Operating Officer
              Thomas G. Tepas


       /s/  R. MICHAEL SUMMERFORD                 Vice President and Chief       September 23, 1996
- ---------------------------------------------     Financial Officer
            R. Michael Summerford                 (Principal Financial
                                                  Officer)


         /s/  TROY B. BROWNING                    Controller (Principal          September 23, 1996
- ---------------------------------------------     Accounting Officer)
              Troy B. Browning


        /s/  RICHARD P. ANDERSON                  Director                       September 23, 1996
- ---------------------------------------------
             Richard P. Anderson


          /s/  PAUL A. BECKER                     Director                       September 23, 1996
- ---------------------------------------------
               Paul A. Becker


          /s/  JAMES W. CROOK                     Director                       September 23, 1996
- ---------------------------------------------
               James W. Crook


          /s/  JAMES E. FLIGG                     Director                       September 23, 1996
- ---------------------------------------------
               James E. Fligg


         /s/  ROBERT P. GUYTON                    Director                       September 23, 1996
- ---------------------------------------------
              Robert P. Guyton


        /s/  CHARLES P. MORETON                   Director                       September 23, 1996
- ---------------------------------------------
             Charles P. Moreton


          /s/  PAUL W. MURRILL                    Director                       September 23, 1996
- ---------------------------------------------
               Paul W. Murrill


       /s/  WILLIAM A. PERCY, II                  Director                       September 23, 1996
- ---------------------------------------------
            William A. Percy, II


          /s/  LELAND R. SPEED                    Director                       September 23, 1996
- ---------------------------------------------
               Leland R. Speed


         /s/  R. GERALD TURNER                    Director                       September 23, 1996
- ---------------------------------------------
              R. Gerald Turner

                 FIRST MISSISSIPPI CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditor's Report..........................................................   F-2
Consolidated Balance Sheets as of June 30, 1996 and 1995..............................   F-3
Consolidated Statements of Operations for the years ended June 30, 1996, 1995 and
  1994................................................................................   F-4
Consolidated Statements of Stockholders' Equity for the years ended June 30, 1996,
  1995
  and 1994............................................................................   F-5
Consolidated Statements of Cash Flows for the years ended June 30, 1996, 1995 and
  1994................................................................................   F-6
Notes to Consolidated Financial Statements............................................   F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
First Mississippi Corporation:

     We have audited the consolidated financial statements of First Mississippi Corporation and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Mississippi Corporation and subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1996, in conformity with generally accepted accounting principles.

     As discussed in notes 1 and 7, the Company changed its method of accounting for income taxes as of July 1, 1993 to adopt the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

                                            KPMG Peat Marwick LLP

Jackson, Mississippi
September 6, 1996

                 FIRST MISSISSIPPI CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                          JUNE 30
                                                                                    --------------------
                                                                                      1996        1995
                                                                                    --------     -------
                                                                                      (IN THOUSANDS OF
                                                                                          DOLLARS)
Current assets:
  Cash and cash equivalents.......................................................  $  5,303      40,523
  Receivables:
    Trade, less allowance for doubtful accounts of $1,013 in 1996 and $1,029 in
     1995.........................................................................    76,500      65,623
    Equity investees (note 3).....................................................     2,915       1,917
    Other (note 7)................................................................     9,159       4,105
                                                                                    --------     -------
         Total receivables........................................................    88,574      71,645
                                                                                    --------     -------
  Inventories:
    Finished products.............................................................    25,822      24,850
    Work in process...............................................................    28,494      19,051
    Raw materials and supplies....................................................    22,047      20,544
                                                                                    --------     -------
         Total inventories........................................................    76,363      64,445
                                                                                    --------     -------
  Prepaid expenses and other current assets (note 7)..............................    10,864       9,228
  Net current assets of discontinued operations (note 2)..........................        --       6,894
                                                                                    --------     -------
         Total current assets.....................................................   181,104     192,735
                                                                                    --------     -------
Investments and other assets:
  Investments in equity investees (note 3)........................................    37,480      21,502
  Other investments (note 3)......................................................    27,496       3,931
  Intangible and other assets, at cost less applicable amortization (note 4)......    11,404      13,396
                                                                                    --------     -------
         Total investments and other assets.......................................    76,380      38,829
                                                                                    --------     -------
Property, plant and equipment, at cost less accumulated depreciation and
  amortization (notes 5 and 6)....................................................   179,824     145,464
Noncurrent assets of discontinued operations (note 2).............................        --      67,689
                                                                                    --------     -------
                                                                                    $437,308     444,717
                                                                                    ========     =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt (note 6).................................  $ 14,534      15,076
  Deferred revenue................................................................     2,097       2,048
  Accounts payable:
    Trade (including book overdrafts of $10,446 in 1996 and $9,334 in 1995).......    45,286      41,983
    Equity investees (note 3).....................................................     5,343       3,593
                                                                                    --------     -------
         Total accounts payable...................................................    50,629      45,576
                                                                                    --------     -------
  Accrued expenses and other current liabilities..................................    26,244      19,928
  Net current liabilities of discontinued operations (note 2).....................       682          --
                                                                                    --------     -------
         Total current liabilities................................................    94,186      82,628
                                                                                    --------     -------
Long-term debt, excluding current installments (note 6)...........................    79,909      84,394
Other long-term liabilities.......................................................    13,864      12,289
Long-term liabilities and minority interest of discontinued operations (note 2)...        --       9,033
Deferred income taxes (note 7)....................................................    19,082      23,377
Stockholders' equity (notes 6, 8 and 9):
  Serial preferred stock. Authorized 20,000,000 shares; none issued...............        --          --
  Common stock of $1 par value. Authorized 100,000,000 shares; outstanding
    20,614,491 shares in 1996 and 20,438,208 shares in 1995.......................    20,614      20,438
  Additional paid-in capital......................................................    14,234       7,656
  Retained earnings...............................................................   195,419     204,902
                                                                                    --------     -------
         Total stockholders' equity...............................................   230,267     232,996
                                                                                    --------     -------
Commitments and contingent liabilities (notes 7, 8, 10 and 11)....................  $437,308     444,717
                                                                                    ========     =======

          See accompanying notes to consolidated financial statements.

                 FIRST MISSISSIPPI CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEARS ENDED JUNE 30
                                                                 ------------------------------
                                                                   1996       1995       1994
                                                                 --------    -------    -------
                                                                   (IN THOUSANDS OF DOLLARS,
                                                                   EXCEPT PER SHARE AMOUNTS)
Revenues:
  Sales (note 13)..............................................  $594,937    571,270    413,075
  Interest and other income, net (note 12).....................     5,784      5,295      3,330
                                                                 --------    -------    -------
                                                                  600,721    576,565    416,405
                                                                 --------    -------    -------
Costs and expenses:
  Cost of sales................................................   444,521    404,936    331,017
  General, selling and administrative expenses.................    61,206     50,524     44,297
  Other operating expenses.....................................     6,901      7,347      5,459
  Provision for plant shut-down (note 5).......................    18,256         --         --
  Interest expense (note 6)....................................     9,271      9,560     10,063
                                                                 --------    -------    -------
                                                                  540,155    472,367    390,836
                                                                 --------    -------    -------
Earnings from continuing operations before income taxes,
  investee earnings (loss) and cumulative effect of change in
  accounting principle.........................................    60,566    104,198     25,569
Income taxes (note 7)..........................................    23,550     40,425     11,250
Equity in net earnings (loss) of equity investees (note 3).....     1,033        934       (306)
                                                                 --------    -------    -------
Earnings from continuing operations before cumulative effect of
  change in accounting principle...............................    38,049     64,707     14,013
Earnings (loss) from discontinued operations, net of taxes
  (note 2).....................................................    (1,083)    (6,913)     5,000
Loss on disposal of business, net of taxes (note 2)............    (1,746)        --         --
Cumulative effect of change in accounting principle (note 7)...        --         --      2,850
                                                                 --------    -------    -------
          Net earnings.........................................  $ 35,220     57,794     21,863
                                                                 ========    =======    =======
Earnings (loss) per common share (note 9):
  Continuing operations........................................  $   1.81       3.14        .70
  Discontinued operations......................................      (.13)      (.34)       .25
  Cumulative effect of change in accounting principle..........        --         --        .14
                                                                 --------    -------    -------
          Total earnings per common share......................  $   1.68       2.80       1.09
                                                                 ========    =======    =======

          See accompanying notes to consolidated financial statements.

                 FIRST MISSISSIPPI CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                         YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                                                      -----------------------------------------------
                                                          COMMON STOCK         ADDITIONAL
                                                      ---------------------     PAID-IN      RETAINED
                                                        SHARES      AMOUNT      CAPITAL      EARNINGS
                                                      ----------    -------    ----------    --------
                                                                 (IN THOUSANDS OF DOLLARS,
                                                                 EXCEPT PER SHARE AMOUNTS)
Balance, June 30, 1993..............................  19,980,440    $19,980       2,424       138,370
Net earnings........................................          --         --          --        21,863
Dividends declared -- $.30 per share................          --         --          --        (6,010)
Common stock issued:
  Employee stock options............................      39,350         39         351            --
  Convertible debentures............................      66,300         67         561            --
Income tax benefit on exercise of stock options and
  convertible debentures............................          --         --          42            --
                                                      ----------    -------      ------       -------
Balance, June 30, 1994..............................  20,086,090     20,086       3,378       154,223
Net earnings........................................          --         --          --        57,794
Dividends declared -- $.35 per share................          --         --          --        (7,115)
Common stock issued:
  Employee stock options............................      86,218         86         555            --
  Convertible debentures............................     265,900        266       2,917            --
Income tax benefit on exercise of stock options and
  convertible debentures............................          --         --         806            --
                                                      ----------    -------      ------       -------
Balance, June 30, 1995..............................  20,438,208     20,438       7,656       204,902
Net earnings........................................          --         --          --        35,220
Dividends declared -- $.40 per share................          --         --          --        (8,161)
Distribution of common stock of Getchell Gold
  Corp..............................................          --         --          --       (31,277)
Common stock issued:
  Employee stock options............................     111,483        111         878            --
  Convertible debentures............................     300,700        301       2,880            --
Purchase and retirement of common shares............    (235,900)      (236)         --        (5,265)
Income tax benefit on exercise of stock options and
  convertible debentures............................          --         --       2,820            --
                                                      ----------    -------      ------       -------
Balance, June 30, 1996..............................  20,614,491    $20,614      14,234       195,419
                                                      ==========    =======      ======       =======

          See accompanying notes to consolidated financial statements.

                 FIRST MISSISSIPPI CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEARS ENDED JUNE 30
                                                                 ------------------------------
                                                                   1996       1995       1994
                                                                 --------    -------    -------
                                                                   (IN THOUSANDS OF DOLLARS)
Cash flows from operating activities:
  Net earnings.................................................. $ 35,220     57,794     21,863
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization..............................   20,955     20,087     18,314
     Provision for plant shut-down..............................   18,256         --         --
     Provision for losses on receivables........................      728        196        550
     Deferred income taxes, net of effect of accounting change
       in 1994..................................................   (3,350)     6,750     10,270
     (Gain) loss on property, plant and equipment...............     (642)       133         11
     (Gain) loss on disposition of investments and other
       assets...................................................      (50)        19        286
     Undistributed (earnings) loss of affiliates, net of
       taxes....................................................   (1,033)      (934)       306
     Changes in current assets and liabilities, net of effects
       of dispositions:
       Receivables..............................................  (13,100)   (15,453)       469
       Inventories..............................................  (13,870)    (9,063)   (10,439)
       Prepaid expenses.........................................   (2,582)    (2,463)    (1,593)
       Accounts payable.........................................    3,737      9,231     (2,704)
       Accrued expenses and other current liabilities...........      434      8,770     (4,447)
     Deferred revenue...........................................    1,642      3,316     (2,852)
     Other, net.................................................   (1,140)       117         17
     Net (earnings) loss from discontinued operations...........    2,829      6,913     (5,000)
                                                                 --------    --------   --------
     Net cash provided by continuing operations.................   48,034     85,413     25,051
     Net cash provided by (used in) discontinued operations.....   (3,264)    20,958        912
                                                                 --------    --------   --------
          Net cash provided by operating activities.............   44,770    106,371     25,963
                                                                 --------    --------   --------
Cash flows from investing activities:
  Capital expenditures..........................................  (63,837)   (28,025)   (20,104)
  Investment in equity investees, net...........................  (14,630)        --          1
  Acquisition of investments and other assets...................     (177)    (1,688)    (1,027)
  Collection of note receivable.................................   15,000         --         --
  Proceeds from sale of property, plant and equipment...........      741        307        175
  Proceeds from disposition of investments and other assets.....      630         --      7,594
  Proceeds from sale of subsidiaries............................       --         --      8,462
                                                                 --------    --------   --------
  Net cash used in investing activities of continuing
     operations.................................................  (62,273)   (29,406)    (4,899)
  Net cash used in investing activities of discontinued
     operations.................................................   (3,176)   (26,999)   (15,818)
                                                                 --------    --------   --------
          Net cash used in investing activities.................  (65,449)   (56,405)   (20,717)
                                                                 --------    --------   --------
Cash flows from financing activities:
  Principal repayments of long-term debt........................  (15,550)    (6,512)   (11,100)
  Dividends (note 9)............................................   (8,161)    (8,622)    (6,010)
  Purchase of common stock......................................   (5,491)        --         --
  Proceeds from long-term borrowings............................   11,000        151      1,706
  Proceeds from issuance of common stock........................    3,661      2,567        944
                                                                 --------    --------   --------
          Net cash used in financing activities.................  (14,541)   (12,416)   (14,460)
                                                                 --------    --------   --------
Net increase (decrease) in cash and cash equivalents............  (35,220)    37,550     (9,214)
Cash and cash equivalents at beginning of year..................   40,523      2,973     12,187
                                                                 --------    --------   --------
Cash and cash equivalents at end of year........................ $  5,303     40,523      2,973
                                                                 ========    ========   ========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest, net of amounts capitalized....................... $  9,635      9,572     10,182
                                                                 ========    ========   ========
     Income taxes, net.......................................... $ 23,603     20,680     15,581
                                                                 ========    ========   ========

          See accompanying notes to consolidated financial statements.

                 FIRST MISSISSIPPI CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1996, 1995 AND 1994
              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     First Mississippi Corporation ("the Company") produces chemicals for industry and agriculture, and related products and services which are marketed globally. Further descriptions of the Company's products and the relative significance of its operations are included in this annual report in the industry segment information data in note 13 to the financial statements.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Principles of Consolidation

     The consolidated financial statements include the accounts of the company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. Investments in joint ventures, partnerships and other equity investments are accounted for by the equity method.

  Recognition of Revenue

     Revenues generally are recorded when title and risk of ownership pass, except for long-term construction type contracts, which are accounted for under the percentage of completion method.

  Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out and weighted average methods for purchased inventories of finished product, and using the average cost method with respect to all other inventories.

  Depreciation and Amortization

     Depreciation of plant and equipment and depreciable investments is based on cost and the estimated useful lives (3-45 years, with the majority being plant assets with 11-year lives) of the separate units of property. The straight-line and accelerated methods are primarily used in determining the amount of depreciation charged to expense. Goodwill of businesses acquired is amortized generally over 20 years using the straight-line method. Other intangibles are amortized over their estimated useful lives (5-17 years) using the straight-line method.

     Loan costs are amortized over the terms of related loans using the interest method.

  Income Taxes

     Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax liabilities and assets for differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

                 FIRST MISSISSIPPI CORPORATION AND SUBSIDIARIES

  Pension Plans

     Pension cost is determined using the "projected unit credit" actuarial method for reporting purposes. The Company's funding policy is to contribute annually at amounts not less than the minimum requirements of the Employee Retirement Income Security Act of 1974.

  Stock Options

     All stock options are nonqualified or incentive options and require no charges against income upon grant or exercise. The tax benefit the Company receives from dispositions that result in ordinary income to option recipients is reflected in stockholders' equity.

  Cash and Cash Equivalents

     The Company considers all short-term investments with original maturities of three months or less to be cash equivalents.

  Investments

     Realized gains and losses on investments are determined on the basis of specific costs and are included in gain (loss) on investments, net. Equity investments are carried at fair value in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities, ("SFAS No. 115"). Fair value is based on year end market prices as quoted by the appropriate security exchange. Any significant unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a net amount in a separate component of stockholders' equity until realized. The effect of applying SFAS No. 115 is not material.

  Forward Purchases

     The fertilizer segment periodically purchases contracts for the future delivery of natural gas, its principal raw material, on the New York Mercantile Exchange ("NYMEX"). Gains and losses on these contracts are treated as inventory adjustments and recognized in income when finished product is sold. Unrealized gains and losses are deferred and reflected in the balance sheets.

  Contingencies

     Estimates of loss contingencies, including environmental liability costs for remediation, are charged to expense when it is probable an asset has been impaired or a liability incurred and the amount can be reasonably estimated. If a potentially material loss contingency is reasonably possible, or probable, but cannot be estimated, then the nature of the contingency and an estimated range of possible loss, if determinable and material, are disclosed.

  Reclassifications

     Certain consolidated financial statement amounts for 1995 and 1994 have been reclassified for consistent presentation.

2. DISCONTINUED OPERATIONS

     On October 20, 1995, the Company distributed to its shareholders its entire ownership of Getchell Gold Corporation ("Getchell"), formerly known as FirstMiss Gold Inc. The June 30, 1996 consolidated balance sheet includes a $31,277 reduction of retained earnings in connection with the distribution of Getchell. Each

                 FIRST MISSISSIPPI CORPORATION AND SUBSIDIARIES

First Mississippi shareholder received approximately seven-tenths of a common share of Getchell for each share of First Mississippi owned.

     The net assets and liabilities of the discontinued operations (primarily Getchell) have been segregated in the consolidated financial statements. The following is the composition of those net assets and liabilities at June 30, 1996 and 1995:

                                                                        1996        1995
                                                                       -------     -------
    Receivables......................................................  $    --       1,856
    Inventories......................................................       --       9,554
    Prepaid expenses and other current assets........................    2,651       3,166
    Accounts payable.................................................      (38)     (6,522)
    Accrued expenses and other current liabilities...................   (3,295)     (1,160)
                                                                       --------    -------
    Net current assets (liabilities) of discontinued operations......  $  (682)      6,894
                                                                       ========    =======
    Noncurrent assets of discontinued operations.....................  $    --      67,689
                                                                       ========    =======
    Long-term liabilities and minority interest of discontinued
      operations.....................................................  $    --       9,033
                                                                       ========    =======

     The statements of operations have been reclassified to separate discontinued and continued operations. Revenues and net earnings (losses) of the discontinued operations for the years ended June 30, 1996, 1995 and 1994 were as follows:

                                                              1996        1995        1994
                                                             -------     -------     ------
    Revenues...............................................  $17,961      71,617     95,300
                                                             ========    ========    ========
    Earnings (loss) before income taxes....................   (2,118)    (17,929)     5,599
    Income tax (expense) benefit...........................      750       7,550       (900)
    Minority interest......................................      285       3,466     (1,049)
    Cumulative effect of change in accounting principle....       --          --      1,350
                                                                                     -------
                                                                                          -
                                                             --------    --------
    Earnings (loss) from discontinued operations, net......  $(1,083)     (6,913)     5,000
                                                             ========    ========    ========

     A pretax loss of $2,700 was recorded in 1996 related to previously discontinued businesses and is included in loss on disposal of business, net of applicable income tax benefit of $954, in the accompanying consolidated financial statements.

3. INVESTMENTS

     Investments in affiliated companies accounted for by the equity method were $37,480 and $21,502, respectively, at June 30, 1996 and 1995. Equity earnings (losses), net of taxes, were $1,033, $934 and $(306), respectively, for years ended June 30, 1996, 1995 and 1994.

                 FIRST MISSISSIPPI CORPORATION AND SUBSIDIARIES

     The following is a summary of financial information related to affiliated companies:

                                                                            JUNE 30
                                                                      --------------------
                                                                       1996          1995
                                                                      -------       ------
    Current assets..................................................  $44,181       36,557
    Noncurrent assets...............................................   82,567       48,680
    Current liabilities.............................................   15,347       13,301
    Noncurrent liabilities..........................................   17,897       11,854
                                                                      -------       ------
    Net equity......................................................  $93,504       60,082
                                                                      =======       ======

     During fiscal year 1996 the Company obtained a 50% interest in both Arcadian/FirstMiss Fertilizer LLC, an ammonia barge transport company, and FirstMiss Fertilizer, LP, an ammonia storage terminal facility.

     The Company has a 50% ownership interest in Power Sources, Inc. which burns wood residue and other biomass to create steam for industrial users.

     The Company also has a 50% ownership interest in Triad Chemical, an unincorporated joint venture. The Company is entitled to purchase, at cost of production, one-half of all anhydrous ammonia and urea produced by the Triad plant. Purchases were $33,892 in 1996, $28,726 in 1995 and $33,563 in 1994.

     The Company sells raw materials to and purchases production by-products from Melamine Chemicals, Inc. ("MCI"), a 23.4% owned investment. Sales were $16,861 in 1996, $12,525 in 1995 and $8,747 in 1994. Purchases were $5,235 in
1996, $5,305 in 1995 and $2,490 in 1994. The MCI investment had a quoted market value of approximately $11,634 and $11,475, with carrying amounts of $8,153 and $7,508, at June 30, 1996 and 1995, respectively.

     Cash advances to Getchell for the period from July 1, 1995 to October 20, 1995, the spinoff date, were $8,850. At the date of the spinoff, the Company received a promissory note in the amount of $52,507 from Getchell in settlement of all prior cash advances. The note bears interest at a rate based on the London Interbank Offered Rate (6.625% at June 30, 1996). Interest and principal are due in September, 2000. Subsequent to the spinoff date, the note principal amount was reduced by a cash repayment of $15,000 and an offset of $13,939 representing settlement of tax attributes utilized by the Company during the time Getchell was included in the Company's consolidated income tax returns. The aggregate unpaid principal amount of the note, including accrued interest, of $24,733 at June 30, 1996 is included in other investments.

4. INTANGIBLE AND OTHER ASSETS

     The major classes of intangible and other assets are summarized below:

                                                                             JUNE 30
                                                                        ------------------
                                                                         1996        1995
                                                                        -------     ------
    Goodwill..........................................................  $16,868     16,868
    Other.............................................................   10,134      9,873
                                                                        -------     ------
                                                                         27,002     26,741
    Less accumulated amortization.....................................   15,598     13,345
                                                                        -------     ------
                                                                        $11,404     13,396
                                                                        =======     ======

     The net carrying amount of goodwill at June 30, 1996 and 1995 was $9,778 and $10,872, respectively, and is all related to the chemicals segment.

                 FIRST MISSISSIPPI CORPORATION AND SUBSIDIARIES

     Amortization expense related to the above amounted to $1,959 in 1996, $2,699 in 1995 and $2,640 in 1994.

5. PROPERTY, PLANT AND EQUIPMENT

     A summary of property, plant and equipment follows:

                                                                            JUNE 30
                                                                      --------------------
                                                                        1996        1995
                                                                      --------     -------
    Assets owned:
      Land and land improvements....................................  $  7,082       5,676
      Buildings.....................................................    11,879       6,759
      Plant facilities and equipment................................   200,162     180,944
      Other facilities and equipment................................    80,808      72,140
      Construction in progress......................................    37,916       7,231
                                                                      --------     -------
              Total assets owned....................................   337,847     272,750
                                                                      --------     -------
    Assets leased:
      Land and land improvements....................................       509         509
      Buildings.....................................................       216         216
      Other facilities and equipment................................     8,958       8,958
                                                                      --------     -------
              Total capital leases..................................     9,683       9,683
                                                                      --------     -------
              Total property, plant and equipment...................   347,530     282,433
    Less accumulated depreciation and amortization..................   167,706     136,969
                                                                      --------     -------
      Net property, plant and equipment.............................  $179,824     145,464
                                                                      ========     =======

     Depreciation and amortization expense related to the above, amounted to $18,996 in 1996, $17,388 in 1995 and $15,674 in 1994.

     Interest capitalized amounted to $186 in 1996, $135 in 1995 and $396 in 1994.

     On May 21, 1996, the Board of Directors of the Company authorized a plan to close its aluminum dross processing facility at Millwood, West Virginia, which was operated by its wholly owned subsidiary Plasma Processing Corporation, ("PPC"). This facility, completed in June 1991, was built to process aluminum dross using patented thermal plasma technology. The decision to close the Millwood facility, which operated at a loss since inception, was based in part on projections that indicated operations were unlikely to be profitable in the near future. The plan assumes the plant will operate for a portion of the first quarter of fiscal 1997 to fulfill contractual obligations, then cease operations and be held for disposition. As a result of this plan, the Company incurred a pretax charge of $18,256 ($11,706 after tax) during the fourth quarter of fiscal 1996. The charge included write-downs of $12,271 for property, plant and equipment, $570 for spare parts, $350 for inventory and $5,065 in accruals for other estimated costs to be incurred related to the closure. Excluding the above charge, operating losses for PPC were approximately $9,000, $8,400 and $5,700 in 1996, 1995 and 1994, respectively.

                 FIRST MISSISSIPPI CORPORATION AND SUBSIDIARIES

6. LONG-TERM DEBT

     A summary of long-term debt follows:

                                                                             JUNE 30
                                                                        ------------------
                                                                         1996        1995
                                                                        -------     ------
    Unsecured:
      9.42% senior notes payable to institutional investors, due in
         annual installments of $13,286 through June 2002.............  $79,714     93,000
      Notes payable under revolving credit facility, due February
         1998.........................................................   11,000         --
      Other notes.....................................................    1,100      3,078
    Secured:
      Capital lease obligations, with interest rates at 4.0%, due in
         monthly installments through May 2000........................    2,360      2,703
      Other notes.....................................................      269        289
                                                                        -------     ------
                                                                         94,443     99,470
    Less current installments of long-term debt.......................   14,534     15,076
                                                                        -------     ------
              Long-term debt, excluding current installments..........  $79,909     84,394
                                                                        =======     ======

     Under loan agreements in effect at June 30, 1996, there were no compensating balance requirements. The above obligations mature in various amounts through 2002, including approximately, $14,534 in 1997, $24,915 in 1998, $14,199 in 1999, $14,144 in 2000 and $13,367 in 2001.

     The Company has a bank revolving credit facility totaling $65,000 which is committed until February 1998. Borrowings under the facility are priced at a rate based on either the London Interbank Offered Rate, or the prime rate, contingent on the Company's debt-to-equity ratio. A commitment fee ranging from
 .225 to .375 of 1% per annum is charged on the daily average unused commitment under the revolving credit facility and is also based on the debt-to-equity ratio. Commitment fees for the years ended June 30, 1996, 1995 and 1994 totaled $183, $216 and $189, respectively.

     The senior notes and bank credit agreements contain various restrictions related to working capital, funded debt, net worth, fixed charges coverage, distributions, repurchases of stock and dispositions of assets. At June 30, 1996 and 1995, the Company was in compliance with these covenants.

     At June 30, 1996, the fair value of the 9.42% senior notes payable to institutional investors approximates carrying value due to penalties and fees which are due in the event of prepayment. The recorded amounts for all other long-term debt of the Company approximate fair values as well.

     Total interest costs incurred for the years ended June 30, 1996, 1995 and 1994 were $9,457, $9,695 and $10,459, respectively.

                 FIRST MISSISSIPPI CORPORATION AND SUBSIDIARIES

7. INCOME TAXES

     The cumulative effect of the change in accounting for income taxes of continuing operations described in note 1 resulted in a benefit of $2,850 and was reported as a cumulative effect of a change in accounting principle in the June 30, 1994 consolidated financial statements.

     Total income tax expense (benefit) for the years ended June 30, 1996, 1995 and 1994 was allocated as follows:

                                                                   YEARS ENDED JUNE 30
                                                              -----------------------------
                                                               1996        1995       1994
                                                              -------     ------     ------
    Continuing operations...................................  $23,550     40,425     11,250
    Discontinued operations.................................   (1,704)    (7,550)       900
    Stockholders' equity, for compensation expense for tax
      purposes in excess of amounts recognized for financial
      reporting purposes....................................   (2,820)      (806)       (42)
                                                              -------     ------     ------
                                                              $19,026     32,069     12,108
                                                              =======     ======     ======

     Income tax expense (benefit) differs from the statutory federal rate of 35% applied to earnings from continuing operations before income taxes, minority interests and investee earnings (loss) for the years ended June 30, 1996, 1995 and 1994 as follows:

                                                                   YEARS ENDED JUNE 30
                                                              -----------------------------
                                                               1996        1995       1994
                                                              -------     ------     ------
    Computed "expected" tax expense.........................  $21,198     36,469      8,949
    State income taxes, net of federal income tax benefit...    2,090      2,228      1,013
    (Increase) decrease in state net operating loss
      benefit...............................................   (1,442)     1,812       (449)
    Loss from operations of foreign subsidiaries............       --        444        423
    Amortization of goodwill................................      411        392        423
    Exempt earnings of Foreign Sales Corporation............     (212)      (265)      (147)
    Increase in net cash surrender value of life
      insurance.............................................     (324)      (254)      (232)
    Tax provision adjustments for pending Internal Revenue
      Service matters.......................................      150      1,275         --
    Adjustment to deferred tax assets and liabilities for
      enacted change in tax law and rates...................       --         --        502
    Increase (decrease) in valuation allowance..............    1,317     (1,812)       449
    Other, net..............................................      362        136        319
                                                              -------     ------     ------
              Actual tax expense -- continuing operations...  $23,550     40,425     11,250
                                                              =======     ======     ======

                 FIRST MISSISSIPPI CORPORATION AND SUBSIDIARIES

     Components of income tax expense (credit) are as follows:

                                                                   YEARS ENDED JUNE 30
                                                              -----------------------------
                                                               1996        1995       1994
                                                              -------     ------     ------
    Current:
      Federal...............................................  $24,868     30,179       (597)
      State.................................................    2,390      3,386      1,782
      Foreign...............................................     (358)       110       (205)
                                                              -------     ------     ------
                                                               26,900     33,675        980
                                                              -------     ------     ------
    Deferred:
      Federal...............................................   (3,984)     6,879     12,449
      State.................................................      634       (111)    (2,179)
      Foreign...............................................       --        (18)        --
                                                              -------     ------     ------
                                                               (3,350)     6,750     10,270
                                                              -------     ------     ------
    Total:
      Federal...............................................  $20,884     37,058     11,852
      State.................................................    3,024      3,275       (397)
      Foreign...............................................     (358)        92       (205)
                                                              -------     ------     ------
                                                              $23,550     40,425     11,250
                                                              =======     ======     ======

     The significant components of deferred income tax expense attributable to income from continuing operations for the years ended June 30, 1996, 1995 and 1994 are as follows:

                                                                    YEARS ENDED JUNE 30
                                                                 --------------------------
                                                                  1996      1995      1994
                                                                 -------    -----    ------
    Deferred tax expense from changes in temporary differences
      and the valuation allowance..............................  $(3,350)   6,750     9,768
    Adjustment to deferred tax assets and liabilities for
      enacted change in tax law and rates......................       --       --       502
                                                                 -------    -----    ------
                                                                 $(3,350)   6,750    10,270
                                                                 =======    =====    ======

                 FIRST MISSISSIPPI CORPORATION AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and the deferred tax liabilities at June 30, 1996 and 1995, are as follows:

                                                                            JUNE 30
                                                                      --------------------
                                                                        1996        1995
                                                                      --------     -------
    Deferred tax assets:
      Accounts receivable, principally due to allowance for doubtful
         accounts...................................................  $    448         243
      Deferred compensation.........................................     3,178       2,778
      Incentive compensation accrual................................       667         882
      Inventory costs...............................................     1,121         617
      State net operating loss carryforward.........................     2,687       1,364
      Alternative minimum tax credit carryforward...................        --       5,383
      Accrued vacation costs........................................       647         577
      Accrued pension costs.........................................       925         791
      Other, net....................................................     4,528       3,785
                                                                      --------     -------
              Total gross deferred tax assets.......................    14,201      16,420
              Less: valuation allowance.............................    (2,579)     (1,262)
                                                                      --------     -------
              Net deferred tax assets...............................    11,622      15,158
                                                                      --------     -------
    Deferred tax liabilities:
      Plant and equipment, principally due to differences in
         depreciation...............................................   (13,036)    (20,864)
      Investment in affiliated companies, principally due to
         undistributed earnings.....................................   (12,946)    (12,946)
      State income taxes............................................    (2,205)     (1,263)
                                                                      --------     -------
              Total gross deferred tax liabilities..................   (28,187)    (35,073)
                                                                      --------     -------
              Net deferred tax liability............................  $(16,565)    (19,915)
                                                                      ========     =======

     The net deferred tax liability at June 30, 1996 and 1995, consists of a long-term deferred tax liability of $19,082 and $23,377, respectively, and a current deferred tax asset of $2,517 and $3,462, respectively. The current deferred tax asset is included in prepaid expenses and other current assets in the consolidated balance sheets.

     The valuation allowance is related to certain state net operating losses, which the Company believes are less than likely to be recognized. The decrease in the valuation allowance for the year ended June 30, 1995 is attributable to a reduction in state net operating loss carryforwards for states where the Company is no longer required to file income tax returns. Subsequently recognized tax benefits relating to the allowance for deferred tax assets will be reported in the consolidated statements of operations.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, recoverable taxes paid, projected taxable income and tax planning strategies in making this assessment. Based on the reversal of existing deferred tax liabilities and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefit of these deductible differences, net of the existing valuation allowance at June 30, 1996.

     Refundable income taxes of $6,020 and $3,236 at June 30, 1996 and 1995, respectively, are included in other current receivables in the accompanying consolidated financial statements.

                 FIRST MISSISSIPPI CORPORATION AND SUBSIDIARIES

     The Company's federal income tax returns have been examined through June 30, 1992, and all years prior to June 30, 1989 are closed. Federal income tax returns for the years ended June 30, 1993 and 1994 are currently under examination. Issues relating to the years ended June 30, 1989 through June 30, 1992 are being contested through various stages of administrative appeal. In addition, the Company has various state income tax returns in the process of examination or administrative appeal. Management believes that adequate provision has been made for any adjustments which might be assessed for open years through June 30, 1996.

     Prior to the spinoff, the Company filed a consolidated federal income tax return which included Getchell. In accordance with a Tax Sharing Agreement dated October 1, 1987 between the Company and Getchell, Getchell recomputed its income tax provision each year on a separate return basis and paid to the Company amounts approximating the federal income taxes Getchell would have paid if Getchell filed an independent consolidated return. The Tax Sharing Agreement also applied to certain state and franchise tax returns which the Company filed on a combined or consolidated basis. Based on the June 30, 1995 income tax returns, Getchell had approximately $19,472 of unused tax assets which the Company was required to reimburse under the terms of the Tax Sharing Agreement. Prior to the distribution of Getchell to Company shareholders, the Company and Getchell negotiated a settlement of $13,939 in cancellation of the Tax Sharing Agreement.

8. EMPLOYEE BENEFIT AND INCENTIVE PLANS

     The Company has a noncontributory defined benefit pension plan covering substantially all full-time permanent employees. The benefits are based on years of service and participants' compensation during the last five years of employment.

     Net annual pension expense for this plan for the years ended June 30, 1996, 1995 and 1994, included the following components:

                                                                    YEARS ENDED JUNE 30
                                                                ---------------------------
                                                                 1996       1995      1994
                                                                -------    ------    ------
    Service cost..............................................  $ 2,055     1,987     1,876
    Interest cost.............................................    1,807     1,697     1,503
    Actual return on plan assets..............................   (3,317)   (4,478)     (481)
    Net amortization and deferral.............................      854     2,358    (1,697)
                                                                -------    ------    ------
    Net annual pension expense................................  $ 1,399     1,564     1,201
                                                                =======    ======    ======

     The assumptions used in calculating the expense for 1996, 1995 and 1994 included a discount rate of 7.75%, a rate of increase in compensation levels of 4%, 4% and 4.5%, respectively, and a 9% expected long-term rate of return on assets. Net annual pension expense included above and allocated to discontinued operations was $180, $385 and $343 for 1996, 1995 and 1994, respectively. Plan assets are invested primarily in equity securities and U.S. government and corporate bonds.

                 FIRST MISSISSIPPI CORPORATION AND SUBSIDIARIES

     The following table sets forth the funded status of the plan at June 30, 1996 and 1995:

                                                                             JUNE 30
                                                                        ------------------
                                                                         1996        1995
                                                                        -------     ------
    Actuarial present value of benefit obligations:
      Vested benefit obligations......................................  $19,300     15,974
                                                                        =======     ======
      Accumulated benefit obligations.................................  $22,401     18,453
                                                                        =======     ======
    Projected benefit obligation......................................  $30,838     25,048
    Plan assets at fair value.........................................   27,947     25,257
                                                                        -------     ------
    Plan assets in excess of (less than) projected benefit
      obligation......................................................   (2,891)       209
    Unrecognized net gain from past experience........................     (730)    (3,030)
    Unrecognized prior service cost...................................    1,077      1,159
    Unrecognized transition credit, net...............................   (2,634)    (2,947)
                                                                        -------     ------
              Pension liability.......................................  $(5,178)    (4,609)
                                                                        =======     ======

     The Company also has a nonqualified supplemental pension plan. This plan provides for incremental pension payments from the Company's funds to restore those pension benefits earned, but reduced due to income tax regulations. The total accrual at June 30, 1996 and 1995, relating to this unfunded plan was $1,177 and $933, respectively. Net annual pension expense for this plan was $245 in 1996, $187 in 1995 and $82 in 1994; including expenses allocated to discontinued operations for those years of $29, $6 and $0, respectively.

     The Company has a contributory 401(k) savings plan and an employee stock ownership plan, both of which cover substantially all eligible employees who have completed six months of service. Total expense under the plans amounted to approximately $1,568 in 1996, $1,396 in 1995 and $1,195 in 1994. These plans and the pension plan invest in the Company's stock. The total number of shares held by the plans at June 30, 1996 and 1995, was approximately 357,000 and 337,000, respectively.

                 FIRST MISSISSIPPI CORPORATION AND SUBSIDIARIES

     Directors, officers and certain key employees of the Company participate in the long-term incentive plans (the Plans) under which the Company has reserved shares of common stock for issuance. Awards under the Plans include stock options, options to purchase debentures convertible into preferred stock and then convertible into common stock of the Company, stock appreciation rights, performance units, restricted stock, supplemental cash and such other forms as the Board of Directors may direct. Options under all plans are granted at the market price of the shares on the date of the grants. As of June 30, 1996, 858,150 shares remained available for granting. Additional information follows:

                                                      STOCK OPTIONS                DEBENTURE OPTIONS
                                                --------------------------     --------------------------
                                                                AVERAGE                        AVERAGE
                                                 NUMBER       OPTION PRICE      NUMBER       OPTION PRICE
                                                OF SHARES      PER SHARE       OF SHARES      PER SHARE
                                                ---------     ------------     ---------     ------------
Balance, June 30, 1993........................    163,750        $10.86          863,000        $12.49
  Options granted.............................    113,000          9.41               --            --
  Options exercised...........................    (39,350)         9.90         (177,800)        12.71
  Options forfeited...........................    (45,800)        12.98          (58,000)        13.73
                                                ---------     ------------     ---------     ------------
Balance, June 30, 1994........................    191,600          9.69          627,200         12.31
  Options granted.............................     63,600         15.06            1,000         21.31
  Options exercised...........................   (102,400)         9.77         (172,200)        12.04
                                                ---------     ------------     ---------     ------------
Balance, June 30, 1995........................    152,800         11.87          456,000         12.43
  Options granted before spinoff..............     93,600         32.81               --            --
  Options exercised before spinoff............   (123,400)        11.47         (247,200)        10.80
  Option conversion adjustment*...............     75,034            --          127,368            --
  Options granted after spinoff...............    123,200         23.21               --            --
  Options exercised after spinoff.............       (483)         9.36               --            --
  Options forfeited...........................       (550)        23.13               --            --
                                                ---------     ------------     ---------     ------------
Balance, June 30, 1996........................    320,201        $19.71          336,168        $ 8.92
                                                 ========      ========         ========      ========
Exercisable, June 30, 1996....................    320,201                        336,168
                                                 ========                       ========

- ---------------

 * The number of shares of common stock underlying outstanding debentures, debenture options and nonqualifying stock options, as well as stock option prices, were adjusted to reflect the distribution value (note 2) of the Getchell shares. This adjustment increased the number of shares underlying the outstanding awards and reduced the exercise prices by a factor of 1.61.

9. STOCKHOLDERS' EQUITY

     Earnings per share calculations are based on the weighted average number of common shares and common share equivalents outstanding during each year, 20,980,439 in 1996, 20,632,383 in 1995 and 20,126,093 in 1994.

     In connection with the Shareholder Rights Plan adopted by the Company on February 27, 1996, preferred stock purchase rights were distributed to stockholders and are deemed to be attached to the outstanding shares of common stock of the Company. Under certain conditions, each right may be exercised to purchase one one-hundredth ( 1/100) of a share of a new series of preferred stock, at an exercise price of $100 (subject to adjustment). The rights, which do not have voting rights, expire in 2006 and may be redeemed by the Company at a price of $0.01 per right prior to a specified period of time after the occurrence of certain events. In certain events, each right (except certain rights beneficially owned by 10% or more owners, which rights are voided) will entitle its holder to purchase shares of common stock with a value of twice the then current exercise price.

                 FIRST MISSISSIPPI CORPORATION AND SUBSIDIARIES

     The Company elected to accelerate dividend payments beginning in fiscal year 1995. As a result, five dividend payments were made versus the usual four during that particular year.

10. COMMITMENTS AND CONTINGENT LIABILITIES

     The Company has entered into various capital and operating leases for transportation equipment (primarily railroad tank cars), chemical and fertilizer pipelines and storage facilities, office buildings and land and other miscellaneous items of equipment.

     The following is a schedule by years of future minimum rental payments for all capital leases and those operating leases with initial or remaining noncancelable terms in excess of one year, as of June 30, 1996:

                              YEARS ENDING                     OPERATING     CAPITAL
                                  JUNE 30                       LEASES       LEASES
            -------------------------------------------------  ---------     -------
            1997.............................................   $ 1,845          641
            1998.............................................     1,659          641
            1999.............................................     1,108          641
            2000.............................................       736          632
            2001.............................................       531           --
            Later years......................................       517           --
                                                                 ------       ------
            Total minimum payments required..................   $ 6,396        2,555
                                                                 ======
            Less imputed interest............................                    195
                                                                              ------
                                                                             $ 2,360
                                                                              ======

     Provisions applicable to certain transportation equipment leases provide for mileage credits computed on the basis of usage. No recognition has been given to the effect of such credits in the amounts presented above.

     Rental expense, including short-term rentals (net of mileage credits and short-term subleases of approximately $282 in 1996, $302 in 1995 and $258 in
1994), was approximately $4,634 in 1996, $5,087 in 1995 and $4,770 in 1994. In
most cases, management expects that, in the normal course of business, leases will be renewed or replaced by other leases.

     The Company's fertilizer segment has entered into an agreement to purchase anhydrous ammonia. The purchase price under this contract is based on a market price formula. Take-or-pay obligations under this purchase commitment are based on a specific component of the seller's cost of production. Estimated take-or-pay obligations based on current market conditions are approximately $6,649 at June 30, 1996. Total purchases under this agreement were $17,860 in 1996, $24,542 in 1995 and $13,989 in 1994. The present value of take-or-pay obligations at June 30, 1996 was $6,283.

     Company operations are subject to a wide variety of environmental laws and regulations governing emissions to the air, discharges to water sources, and the handling, storage, treatment and disposal of waste materials, as well as other laws and regulations concerning health and safety conditions. The Company accrues for anticipated costs associated with investigatory and remediation efforts relating to the environment. At June 30, 1996 the Company's accrued liability for these matters totaled $1,500.

     At June 30, 1996, the Company provided financial guarantees related to discontinued coal and gold operations of $17,100 and $12,000, respectively. The $12,000 guarantee related to gold operations was canceled in August 1996.

     The Company has pending several claims incurred in the normal course of business which, in the opinion of management and legal counsel, can be disposed of without material effect on the accompanying consolidated financial statements.

                 FIRST MISSISSIPPI CORPORATION AND SUBSIDIARIES

11. FORWARD PURCHASES

     The key raw material in the manufacturing of anhydrous ammonia is natural gas, which is typically purchased for delivery at market prices under short-term contracts. To secure fixed prices for part of its natural gas requirements, the Company periodically contracts for the future purchase of natural gas on the NYMEX. Increases or decreases in the fair market value of the NYMEX contracts generally offset changes in spot market prices. These activities have been designated as hedging activities and are accounted for as such. At June 30, 1996, the Company had no natural gas future purchase contracts in place. At June 30, 1995, the net unrealized losses from these contracts was $363.

12. INTEREST AND OTHER INCOME

     Interest and other income (expense) items are as follows:

                                                                    YEARS ENDED JUNE 30
                                                                 --------------------------
                                                                  1996      1995      1994
                                                                 ------     -----     -----
    Interest income............................................  $4,707     4,306     1,924
    Royalty, license, rental and fee income (expense)..........     496       (31)    1,540
    Gain (loss) on disposition of noncurrent assets............     708       242      (292)
    Other......................................................    (127)      778       158
                                                                 ------     -----     -----
                                                                 $5,784     5,295     3,330
                                                                 ======     =====     =====

13. INDUSTRY SEGMENT INFORMATION

     As of June 30, 1996, the Company operated principally in the following industry segments: Chemicals, Fertilizer and Combustion, Thermal Plasma and Other. Operations in the chemicals segment include production and sale of specialty chemicals and organic chemical intermediates, and research and development for new products and production processes for specialty chemicals. Operations in the fertilizer segment involve the sale of produced and purchased urea and anhydrous ammonia. The combustion, thermal plasma and other segment develops, markets and utilizes proprietary combustion and thermal plasma equipment and services for environmental applications and manufacturing. At June 30, 1996, the classification Combustion, Thermal Plasma and Other, includes the operations of Plasma Energy, Callidus Technologies, Plasma Processing, and FirstMiss Steel.

     The chemicals segment had unaffiliated major customer sales of $61,773, $68,066 and $42,512 in 1996, 1995 and 1994, respectively.

     The following is a breakdown by industry segment of the Company's consolidated financial statements at June 30, 1996, 1995 and 1994, and for each of the years then ended:

                                                             1996        1995        1994
                                                           --------     -------     -------
    Sales to unaffiliated customers:
      Chemicals..........................................  $227,837     209,472     161,045
      Fertilizer.........................................   224,390     239,549     163,984
      Combustion, Thermal Plasma and Other...............   142,710     122,249      88,046
    Transfers between business segments:
      Fertilizer.........................................    11,280      10,570       9,007
      Combustion, Thermal Plasma and Other...............       812          --          --
      Intercompany eliminations..........................   (12,092)    (10,570)     (9,007)
                                                           --------     -------     -------
              Total......................................  $594,937     571,270     413,075
                                                           ========     =======     =======

                 FIRST MISSISSIPPI CORPORATION AND SUBSIDIARIES

                                                             1996        1995        1994
                                                           --------     -------     -------
    Operating profit (loss) before income taxes, investee
      earnings (loss) and cumulative effect of change in
      accounting principle:
      Chemicals..........................................  $ 44,058      40,019      30,295
      Fertilizer.........................................    65,838      86,292      24,760
      Combustion, Thermal Plasma and Other...............   (29,612)     (6,203)    (12,763)
                                                           --------     -------     -------
                                                             80,284     120,108      42,292
    Unallocated corporate expenses.......................   (15,015)    (10,661)     (8,435)
    Interest expense, net................................    (4,563)     (5,256)     (8,139)
    Other income (expense), net..........................      (140)          7        (149)
                                                           --------     -------     -------
              Total......................................  $ 60,566     104,198      25,569
                                                           ========     =======     =======
    Depreciation and amortization:
      Chemicals..........................................  $ 12,888      11,577      10,723
      Fertilizer.........................................     2,745       2,763       2,552
      Combustion, Thermal Plasma and Other...............     4,898       5,298       4,570
      Corporate..........................................       424         449         469
                                                           --------     -------     -------
              Total......................................  $ 20,955      20,087      18,314
                                                           ========     =======     =======
    Identifiable assets:
      Chemicals..........................................  $178,381     150,199     132,739
      Fertilizer.........................................    96,341      49,195      44,794
      Combustion, Thermal Plasma and Other...............   104,723     104,726      86,043
                                                           --------     -------     -------
                                                            379,445     304,120     263,576
    Corporate assets and investments.....................    57,863      66,014      30,099
    Discontinued operations..............................        --      74,583      75,722
                                                           --------     -------     -------
              Total......................................  $437,308     444,717     369,397
                                                           ========     =======     =======
    Capital expenditures:
      Chemicals..........................................  $ 30,032      19,460      11,735
      Fertilizer.........................................    27,928       1,865         329
      Combustion, Thermal Plasma and Other...............     5,417       6,384       7,357
      Corporate..........................................       460         316         683
                                                           --------     -------     -------
              Total......................................  $ 63,837      28,025      20,104
                                                           ========     =======     =======
    Export sales to unaffiliated customers:
      North, Central, and South America..................  $  8,331       9,301       5,134
      Europe and Asia....................................    55,703      36,828      23,790
      Africa and Australia...............................       837         189       8,194
                                                           --------     -------     -------
              Total......................................  $ 64,871      46,318      37,118
                                                           ========     =======     =======

     Total segment research and development expenses were $6,278 in 1996, $7,227 in 1995 and $5,401 in 1994. Certain corporate expenses, primarily those related to the overall management of the Company, were not allocated to the operating segments.

     Identifiable assets by industry segment are those assets used in the Company's operations in each industry and include investments in joint ventures and partnerships. Corporate assets and investments are principally cash and short-term investments, nontrade receivables and certain other investments.

                 FIRST MISSISSIPPI CORPORATION AND SUBSIDIARIES

     The Company performs ongoing credit evaluations of its customers and generally does not require collateral on trade receivables. The Company believes that consolidated trade receivables are well diversified, thereby reducing potential credit risk, and that adequate allowances are maintained for any uncollectible trade receivables.

     The Company has revenue-producing operations in foreign countries. These operations and related foreign currency translation adjustments are not material.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected quarterly financial data follow:

                                                            QUARTERS ENDED
                                            -----------------------------------------------   YEAR ENDED
                                            SEPTEMBER 30   DECEMBER 31   MARCH 31   JUNE 30    JUNE 30
                                            ------------   -----------   --------   -------   ----------
1996:
  Sales....................................   $142,230       142,339     156,792    153,576     594,937
                                            ==========     =========     =======    =======    ========
  Gross profit.............................   $ 39,603        40,600      35,752     34,461     150,416
                                            ==========     =========     =======    =======    ========
  Net earnings (loss) from continuing
     operations............................   $ 13,563        15,158      11,618     (2,290)     38,049
                                            ==========     =========     =======    =======    ========
  Net earnings (loss)......................   $ 12,480        15,158      11,618     (4,036)     35,220
                                            ==========     =========     =======    =======    ========
  Earnings (loss) per share:
     Continuing operations.................   $    .64           .72         .56       (.11)       1.81
                                            ==========     =========     =======    =======    ========
     Net earnings (loss)...................   $    .59           .72         .56       (.19)       1.68
                                            ==========     =========     =======    =======    ========
1995:
  Sales....................................   $134,954       126,125     157,825    152,366     571,270
                                            ==========     =========     =======    =======    ========
  Gross profit.............................   $ 38,208        37,513      45,059     45,554     166,334
                                            ==========     =========     =======    =======    ========
  Net earnings from continuing
     operations............................   $ 14,457        13,932      18,522     17,796      64,707
                                            ==========     =========     =======    =======    ========
  Net earnings.............................   $ 15,023        12,942      19,654     10,175      57,794
                                            ==========     =========     =======    =======    ========
  Earnings per share:
     Continuing operations.................   $    .71           .68         .89        .86        3.14
                                            ==========     =========     =======    =======    ========
     Net earnings..........................   $    .74           .63         .95        .49        2.80
                                            ==========     =========     =======    =======    ========

     The above quarterly earnings per share calculations are based on the weighted average shares outstanding during each quarter whereas the annual earnings per share calculations are based on the weighted average shares outstanding during the year.

15. SUBSEQUENT EVENT

     On August 27, 1996, the Company entered into a definitive merger agreement with Mississippi Chemical Corporation ("MCC"), under which MCC will acquire all the fertilizer interests of the Company. The transaction will occur in two steps: first, the spinoff to the Company's shareholders of the Company's chemicals and related businesses in the form of a new publicly traded company; and second, the merger of the Company's fertilizer operations with a subsidiary of MCC. The spinoff and the merger are intended to be tax free. In the merger, the Company's stockholders will receive, subject to some adjustment, approximately 6,900,000 shares of MCC stock, or 0.335 shares of MCC stock for each share of the Company's stock. At closing the Company's debt will be refinanced and increased to approximately $150,000. The debt will become MCC's in the merger. An estimated loss of approximately $6,000 will be incurred in the refinancing. After this refinancing and the payment of certain expenses, cash on hand, currently estimated at approximately $50,000, will be transferred to the spun-off chemical company, which will be essentially debt free when spun off. The

                 FIRST MISSISSIPPI CORPORATION AND SUBSIDIARIES transaction is subject to, among other things, approval by the stockholders of both the Company and MCC and customary regulatory approvals. It is expected that the transaction will be consummated by December 31, 1996.

     Unaudited condensed pro forma financial information showing the estimated impact of these transactions is as follows:

                                                                                    PRO FORMA
                                                                    HISTORICAL     (UNAUDITED)
                                                                    ----------     -----------
    June 30, 1996:
      Current assets..............................................   $ 181,104       203,709
      Investments and other assets................................      76,380        52,447
      Net property, plant and equipment...........................     179,824       139,647
                                                                      --------       -------
                                                                     $ 437,308       395,803
                                                                      ========       =======
      Current liabilities.........................................   $  94,186        61,409
      Long-term debt and other liabilities........................     112,855        31,855
      Equity......................................................     230,267       302,539
                                                                      --------       -------
                                                                     $ 437,308       395,803
                                                                      ========       =======
    Year ended June 30, 1996:
      Revenues....................................................   $ 600,721       376,704
                                                                      ========       =======
      Earnings from continuing operations.........................   $  38,049         1,978
                                                                      ========       =======
      Earnings per common share from continuing operations........   $    1.81           .09
                                                                      ========       =======

16. VALUATION AND QUALIFYING ACCOUNTS

                                                                                OTHER
                                              BALANCE AT     CHARGED TO       ADDITIONS       BALANCE
                                              BEGINNING      COSTS AND      (DEDUCTIONS),     AT END
                                               OF YEAR        EXPENSES           NET          OF YEAR
                                              ----------     ----------     -------------     -------
    Year ended June 30, 1996:
      Allowance for doubtful accounts.......   $  1,029          728              (744)        1,013
      Allowance for restructuring costs.....   $    582           --                --           582
    Year ended June 30, 1995:
      Allowance for doubtful accounts.......   $    721          196               112         1,029
      Allowance for restructuring costs.....   $  2,460           --            (1,878)          582
    Year ended June 30, 1994:
      Allowance for doubtful accounts.......   $  4,565          561            (4,405)          721
      Allowance for restructuring costs.....   $ 21,535           --           (19,075)        2,460

17. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of the Company's financial instruments not discussed in note 6 approximate their fair values.

                                    EXHIBITS

                               INDEX TO EXHIBITS


 EXHIBIT
 NUMBER
 -------
  3(a)                  Restated and Amended Charter of Incorporation of the Company, as amended
                        August 22, 1996

  3(b)                  Bylaws of the Company, as amended August 27, 1996

  10(c)                 Termination Agreement, dated May 29, 1996 and effective June 1, 1996, between the
                        Company and its Chief Executive Officer

  10(d)                 Form of Termination Agreement, dated May 29, 1996 and effective
                        June 1, 1996, between the Company and each of the following executive officers of the Company:  Daniel P. Anderson, Robert P. Barker, William P. Bartlett, J. Steven
                        Chustz, Paul J. Coder, Charles R. Gibson, Samir A. Hakooz, Terry L. Moore, George
                        M. Simmons, R. Michael Summerford and Thomas G. Tepas (Company's Termination
                        Agreement with each such officer contains terms identical to those contained in the form of Agreement filed.)

  10(n)                 Agreement and Plan of Merger and Reorganization dated as of
                        August 27,  1996 by and among Mississippi Chemical Corporation, Miss Sub, Inc, and
                        First Mississippi Corporation

  21                    List of the subsidiaries of the Registrant

  23                    Auditor's Consent regarding incorporation of reports into registration statement
                        Nos. 2-93584, 2-93585, 2-74337, 2-54048, 33-512, 33-9106, 33-17483, 33-24413,
                        33-24414, 33-26895, 33-31343, 33-33135, 33-37084, 33-39137, 33-43586, 33-43600,
                        33-45344, 33-56026,  33-57799 and 33-64239

  27                    Financial Data Schedule [For EDGAR filing only]




(Note: The exhibits filed with the Commission are not included in this copy of the Form 10-K. A copy of the exhibits will be provided upon payment of a reasonable fee, to be specified at the time a request is made.)