Form 10-Q
period 1996-09-30
FIRST MISSISSIPPI CORP
filed 1996-11-14
CIK 36537

                                   FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended September 30, 1996
                                  ------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                  to
                               ----------------    -----------------

Commission File Number:      1-7488
                         ---------------

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

Indicate by check mark whether the registrant 1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X          No
             -----            -----

         Class                              Outstanding at October 31, 1996
--------------------------                  -------------------------------
Common Stock, $1 Par Value                              20,621,736

                         Part I. Financial Information

Item 1. Financial Statements

                         First Mississippi Corporation
                    Consolidated Balance Sheets (Unaudited)
                           (In Thousands of Dollars)

                                                        Sept. 30     June 30
                                                          1996        1996
                                                        ---------    -------
Assets:
Current assets
  Cash and short-term investments                       $  11,268      5,303
  Accounts receivable                                      93,542     88,574
  Inventories:
   Finished products                                       28,510     25,822
   Work in process                                         24,904     28,494
   Raw materials and supplies                              24,996     22,047
                                                        ---------    -------
      Total inventories                                    78,410     76,363
                                                        ---------    -------
  Prepaid expenses and other current assets                10,372     10,864
                                                        ---------    -------
      Total current assets                                193,592    181,104
                                                        ---------    -------
Investments and other assets                               76,955     76,380
Property, plant and equipment                             363,864    347,530
  Less: accumulated depreciation,
   depletion and amortization                             172,877    167,706
                                                        ---------    -------
                                                          190,987    179,824
                                                        ---------    -------
                                                        $ 461,534    437,308
                                                        =========    =======
Liabilities and Stockholders' Equity:
Current liabilities
  Current instalments of long-term debt                 $  14,426     14,534
  Deferred revenue                                          4,560      2,097
  Accounts payable                                         57,052     50,629
  Accrued expenses and other current liabilities           30,388     26,244
  Net current liabilities of discontinued operations          724        682
                                                        ---------    -------
    Total current liabilities                             107,150     94,186
                                                        ---------    -------
Long-term debt                                             76,732     79,909
Deferred revenue and other liabilities                     14,254     13,864
Deferred taxes                                             21,190     19,082
Stockholders' equity:
  Common stock                                             20,614     20,614
  Additional paid-in capital                               15,446     14,234
  Retained earnings                                       206,148    195,419
                                                        ---------    -------
    Total stockholders' equity                            242,208    230,267
                                                        ---------    -------
                                                        $ 461,534    437,308
                                                        =========    =======

The accompanying notes are an integral part of these financial statements.

                         First Mississippi Corporation
               Consolidated Statements of Operations (Unaudited)
         (In Thousands of Dollars and Shares, Except Per Share Amounts)



                                                      3 Months ended
                                                         Sept. 30
                                                  -----------------------
                                                    1996           1995
                                                  ---------       -------
Revenues:
  Sales                                           $ 154,207       142,230
  Interest and other income                           4,291         2,368
                                                  ---------       -------
                                                    158,498       144,598
                                                  ---------       -------
Costs and expenses:
  Cost of sales                                     118,214       102,627
  General, selling and
    administrative expenses                          16,634        16,039
  Other operating expenses                            1,353         1,643
  Interest expense                                    1,766         2,369
                                                  ---------       -------
                                                    137,967       122,678
                                                  ---------       -------
Earnings before income taxes                         20,531        21,920
Income tax expense                                    8,000         8,550
Equity in net earnings of equity investees              258           193
                                                  ---------       -------
Earnings from continuing operations               $  12,789        13,563
Earnings (loss) from discontinued operations,net          -        (1,083)
                                                  ---------       -------
  Net earnings                                    $  12,789        12,480
                                                  =========       =======
Earnings (loss) per common share:
 Continuing operations                            $    0.61          0.64
 Discontinued operations                                  -         (0.05)
                                                  ---------       -------
Earnings per common share                         $    0.61          0.59
                                                  =========       =======
Average shares outstanding                           20,894        21,048

Cash dividend declared
  per share                                       $  0.1000        0.1000



The accompanying notes are an integral part of these financial statements.

                         First Mississippi Corporation
               Consolidated Statements of Cash Flows (Unaudited)
                           (In Thousands of Dollars)



                                                                              Sept. 30
                                                                      -----------------------
                                                                        1996            1995
                                                                      ---------        ------
Cash flows from operating activities:
  Net earnings                                                        $  12,789        12,480
  Adjustments to reconcile earnings  to
   net cash provided by operating activities:
    Depreciation, depletion and amortization                              5,541         5,618
    Deferred taxes and other items                                        2,153         1,020
    Change in current assets and liabilities, net
     of effects of dispositions                                           7,064         6,045
  Net loss of discontinued operations                                         -         1,083
                                                                      ---------        ------
  Net cash provided by operating activities                              27,547        26,246
  Net cash provided by (used in) discontinued operations                      2        (2,973)
                                                                      ---------        ------
              Net cash provided by operations                            27,549        23,273
                                                                      ---------        ------
Cash flows from investing activities:
  Capital expenditures                                                  (16,216)       (4,783)
  Investment in equity investees, net                                         -        (3,664)
  Other investing activities                                                (21)           92
                                                                      ---------        ------
  Net cash used in investing activities of continuing operations        (16,237)       (8,355)
  Net cash used in investing activities of discontinued operations            -        (3,176)
                                                                      ---------        ------
             Net cash used in investing activities                      (16,237)      (11,531)
                                                                      ---------        ------
Cash flows from financing activities:
  Principal repayments of long-term debt                                 (3,286)         (270)
  Dividends                                                              (2,061)       (2,057)
  Proceeds from issuance of common stock                                      -         1,302
                                                                      ---------        ------
             Net cash used in financing activities                       (5,347)       (1,025)
                                                                      ---------        ------
Net increase in cash and cash equivalents                                 5,965        10,717
Cash and cash equivalents at beginning of period                          5,303        40,523
                                                                      ---------        ------
Cash and cash equivalents at end of period                            $  11,268        51,240
                                                                      =========        ======
Supplemental disclosures of cash flow information
  Cash paid  during the period for:
    Interest , net of amounts capitalized                             $   1,776         2,658
                                                                      =========        ======
    Income taxes (refunds), net                                       $  (4,845)           99
                                                                      =========        ======

The accompanying notes are an integral part of these financial statements.

First Mississippi Corporation and Consolidated Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited.  In Thousands of Dollars)



NOTE 1 - GENERAL

     The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Annual Report of the Company and Form 10-K for the year ended June 30, 1996.



NOTE 2 - DISCONTINUED OPERATIONS

     On September 24, 1995, the board of directors of First Mississippi Corporation ("the Company") approved the distribution of its 14,750,000 common shares of Getchell Gold Corporation to its shareholders through a spinoff. The distribution occurred October 20, 1995.

     The revenues and net loss of these discontinued operations for the three months ended September 30, 1995, were as follows:

                                                          3 Months Ended
                                                           September 30
                                                               1995
                                                          --------------
     Revenues                                                $ 17,961
                                                             ========
     Loss before taxes                                         (2,118)
     Income tax benefit                                           750
     Minority interest                                            285
                                                             --------
     Loss from discontinued operations, net                  $ (1,083)
                                                             ========

NOTE 3 - DISPOSITION OF FERTILIZER ASSETS

     On August 27, 1996, the Company entered into a definitive merger agreement with Mississippi Chemical Corporation ("MCC"), under which MCC will acquire all the fertilizer interests of the Company. The transaction will occur in two steps: first, the spinoff to the Company's shareholders of the Company's chemicals and other non-fertilizer businesses in the form of a new publicly traded company named ChemFirst Inc.; and second, the merger of the Company's fertilizer operations with a subsidiary of MCC. The spinoff and the merger are intended to be tax free. In the merger, the Company's stockholders will receive, subject to some adjustment, approximately 6.9 million shares of MCC stock, or
0.335 shares of MCC stock for each share of the Company's stock. Just prior to closing the Company's debt will be refinanced and increased to approximately $150,000. An estimated loss of approximately $6,000 will be incurred in the refinancing. After this refinancing and the payment of certain expenses, cash on hand, currently estimated at approximately $50,000, will be transferred to the company to be spun-off, which will be essentially debt free when spun off. The transaction is subject to, among other things, approval by the stockholders of both the Company and MCC.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

     During the fourth quarter of 1996, the Company recorded $13,191 in asset write-downs and $5,065 in accruals related to the closure of aluminum dross processing operations. Through September 30, 1996, the Company had recorded $1,941 in cash costs against this reserve, including $1,312 to meet contractual obligations, $322 for severance and $307 in other costs.

     In September 1996, the Company executed a letter of intent for the sale of substantially all of Plasma Processing Corporation's ("PPC") assets. The letter of intent expired on November 1, 1996; however, the Company continues to negotiate with the party to the letter of intent. Assets that are not part of this transaction will be liquidated by the Company. Based on the status of current negotiations, the Company does not anticipate any material gain or loss related to these dispositions. The book value of PPC's net assets at September 30, 1996, was $4,900.

Item 2.  Management's Discussion and Analysis of Operations

Results of Operations

     Three months ended September 30, 1996 compared to the three months ended September 30, 1995


CONSOLIDATED RESULTS

     Earnings from continuing operations for the three months ended September 30, 1996, were down 6% versus the same period last year, despite an 8% increase in sales, as the gross margin percentage declined from 28% to 23% due to lower fertilizer unit margins. Prior year results of discontinued gold operations were a net loss of $1,083.


SEGMENT OPERATIONS

                         First Mississippi Corporation
                          Industry Segment Information
                           (In Thousands of Dollars)

                                                              3 Months Ended
                                                               September 30
                                                        --------------------------
                                                           1996             1995
                                                        ---------        ---------
      Sales
             Chemicals                                  $  64,351           54,344
             Fertilizer                                    58,775           53,485
             Combustion, Thermal Plasma and Other          31,081           34,401
                                                        ---------        ---------
                    Total                                 154,207          142,230
                                                        =========        =========

     Operating profit (loss) before income taxes
             Chemicals                                     12,881           10,457
             Fertilizer                                    14,020           18,662
             Combustion, Thermal Plasma and Other            (937)            (802)
                                                        ---------        ---------
                                                           25,964           28,317
             Unallocated corporate expenses                (4,136)          (5,685)
             Interest income (expense), net                (1,257)            (685)
             Other income (expense), net                      (40)             (27)
                                                        ---------        ---------
                    Total                               $  20,531           21,920
                                                        =========        =========

     Chemicals pretax operating results were up 23% over the same period in the prior year due to license proceeds from an electronic chemicals competitor and an 18% increase in sales. Sales grew on increased aniline, custom manufacturing and HDA(TM)- based electronic chemicals volume.

     Fertilizer pretax operating profits were down 25% on higher production cost and lower average fertilizer prices. Production cost increased on a 52% increase in natural gas cost. Sales rose 10%, despite the lower prices, on a 19% increase in volume due to higher brokerage sales and increased AMPRO ammonia production, which was up 20% over last year due to a 15-day outage last year.

     Combustion, Thermal Plasma and Other pretax operating losses increased slightly as lower Steel and Combustion results more than offset the elimination of aluminum dross processing losses following the shutdown of operations in the fourth quarter of the prior year. Sales decreased 10% on lower Steel and Thermal Plasma volume.

     Unallocated corporate expenses were down 27%, primarily due to last year's higher long-term incentives tied to stock price appreciation. Net interest expense increased over the prior year due to lower interest income.

CAPITAL RESOURCES AND LIQUIDITY

     Cash flow from operations for the three months ended September 30, 1996, was up 18% over the same period in the prior year which included cash used in discontinued gold operations. Investing activities increased over the prior year due to an $8,400 increase in Chemicals capital expenditures. Financing activities in the current year included a $3,000 reduction in borrowings under the Company's long-term revolving credit facility.

                           Part II. Other Information



Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                  Exhibit 27  -  Financial Data Schedules


                  (b)  Reports on Form 8-K

                  Registrant filed a current Report on Form 8-K on September 9, 1996, regarding the definitive merger agreement of its fertilizer operations with Mississippi Chemical Corporation.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       FIRST MISSISSIPPI CORPORATION




                                       /s/  J. Kelley Williams
---------------------------            ----------------------------------------
Date                                   J. Kelley Williams
                                       Chairman and Chief Executive Officer




                                       /s/  R. Michael Summerford
---------------------------            ----------------------------------------
Date                                   R. Michael Summerford
                                       Vice President & Chief Financial Officer

                                 EXHIBIT INDEX




EXHIBITS

      27  -  Financial Data Schedules