Form 10-K/A
period 1996-06-30
FIRST MISSISSIPPI CORP
filed 1996-11-18
CIK 36537

================================================================================


                                  FORM 10-K/A

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the voting stock held by non-affiliates of the Registrant, September 9, 1996. $518,543,400

     Common stock outstanding September 9, 1996.  20,614,491

================================================================================

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

     EKC is one of the world's largest producers of post-metal cleaning solutions, with an estimated 28% of the world market representing 34% in North America, 40% in Europe and 20% in the Pacific Rim. Although there are approximately 12 companies participating in this market worldwide, only EKC and three others specialize in developing proprietary post-metal cleaning solutions for the semiconductor and related industries. Competition is based on price, service, product performance, quality and product development capabilities. EKC is in negotiations with respect to an agreement whereby it would license its HDA(TM) technology to a major competitor.

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


     In September 1996, the Company entered into a letter of intent providing for the sale of substantially all of PPC's aluminum processing assets and technology. Assets that are not part of this transaction will be liquidated. The Company does not anticipate any material gain or loss related to these dispositions.


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


     Losses from Combustion, Thermal Plasma and Other operations were up $23.4 million from the prior year, primarily due to the $18.3 million charge related to the shutdown of the Company's single aluminum dross processing plant, of which $12.3 million represents the write-down of the plant to its estimated disposition value (See Note 5 to the Consolidated Financial Statements). In addition, results in Combustion operations were down, despite a 34% increase in sales, as gross margin declined $1.1 million due to cost overruns in several large projects and general, selling and administrative expenses. The Company does not anticipate combustion operations overhead growth to be as rapid in fiscal 1997 with improvement in margin projected based on current order backlog.



     Unallocated corporate expenses were up $4.4 million over the prior year, primarily due to the spinoff of Getchell Gold Corporation ("Getchell"), formerly FirstMiss Gold Inc., and expenses for potential acquisitions and environmental compliance not directly allocable to subsidiary operations. Included in fiscal 1996 and 1995 are $2.5 million and $3.1 million, respectively, of compensation expenses tied to appreciation of stock and debenture options. These payments are not available for options granted on or after August 22, 1995. Net interest expense for the year was down 13% from the prior year due to increased interest income.

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


     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," for fiscal years beginning after December 15, 1995. The provisions of Statement No. 121 require the Company to review its long-lived assets for impairment on an exception basis whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows. Any loss will be recognized in the income statement and certain disclosures regarding the impairment are to be made in the financial statements. The Company is evaluating the provisions of Statement No. 121 and does not anticipate a material effect on its financial position or results of operations.


     In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation," for fiscal years beginning after December 15, 1995. Statement No. 123 allows companies to recognize compensa-tion expense for grants of stock, stock options and other equity instruments to employees based upon fair value or permits them to continue to apply the existing accounting rules contained in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Companies choosing to continue on APB No. 25 are required to disclose pro forma net income and earnings per share data based on fair value. The Company anticipates continuing to account for stock-based compensation in accordance with APB No. 25 and, therefore, the adoption of Statement No. 123 would not have an impact on the Company's financial position or results of operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

                      NAME           AGE                    POSITION
-----------------------------------  ---   -------------------------------------------
Daniel P. Anderson.................  44    Vice President, Health, Safety and
                                           Environmental Affairs

Robert B. Barker...................  51    President, Quality Chemicals, Inc.

W. P. Bartlett.....................  58    President, Callidus Technologies Inc.

J. Steve Chustz....................  48    General Counsel

Paul Jerry Coder...................  54    President, EKC Technology, Inc.

Charles R. Gibson..................  59    President, FirstMiss Fertilizer, Inc.

Samir A. Hakooz....................  49    President, Plasma Energy Corporation

James L. McArthur..................  53    Secretary and Manager, Investor Relations

Terry L. Moore.....................  47    President, Plasma Processing Corporation

George M. Simmons..................  53    President, First Chemical Corporation

R. Michael Summerford..............  48    Vice President and Chief Financial Officer

Thomas G. Tepas....................  49    President and Chief Operating Officer

J. Kelley Williams.................  62    Chairman of the Board and Chief Executive
                                           Officer

            NAME                      AGE                    POSITION
------------------------------------  ---   -------------------------------------------
Frank D. Winter.....................  55    President and Chief Executive Officer,
                                            FirstMiss Steel, Inc.
Richard P. Anderson.................  67    Director
Paul A. Becker......................  57    Director
James W. Crook......................  66    Director
James E. Fligg......................  60    Director
Robert P. Guyton....................  59    Director
Charles P. Moreton..................  69    Director
Paul W. Murrill.....................  62    Director
William A. Percy, II................  56    Director
Leland R. Speed.....................  64    Director
R. Gerald Turner....................  50    Director
Michael J. Ferris...................  51    Nominee at the 1996 Annual Meeting
Dan F. Smith........................  50    Nominee at the 1996 Annual Meeting

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

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                     LONG-TERM
                                                  ANNUAL COMPENSATION               COMPENSATION
                                        ---------------------------------------     ------------
                                                                     OTHER           SECURITIES
                                                                    ANNUAL           UNDERLYING         ALL OTHER
     NAME AND PRINCIPAL                 SALARY       BONUS      COMPENSATION(1)      OPTIONS(2)      COMPENSATION(3)
          POSITION             YEAR       ($)         ($)             ($)               (#)                ($)
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

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                       INDIVIDUAL GRANTS                              POTENTIAL REALIZABLE
                                   ----------------------------------------------------------        VALUE AT ASSUMED ANNUAL
                                   NUMBER OF        % OF TOTAL                                        RATES OF STOCK PRICE
                                   SECURITIES        OPTIONS                                        APPRECIATION FOR TEN- YEAR
                                   UNDERLYING     GRANTED TO ALL     EXERCISE                          OPTION TERM ($)(2)
                                    OPTIONS        EMPLOYEES IN        PRICE       EXPIRATION       -------------------------
              NAME                 GRANTED(1)      FISCAL YEAR       ($/SHARE)        DATE            5%               10%
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
                                    ACQUIRED ON       VALUE       ----------------------------    EXERCISABLE    UNEXERCISABLE
               NAME                  EXERCISE      REALIZED($)    EXERCISABLE    UNEXERCISABLE        (1)             (2)
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

           LONG-TERM INCENTIVE PLANS -- AWARDS IN LAST FISCAL YEAR(1)

                                                                PERFORMANCE OR OTHER
                                                                    PERIOD UNTIL
                                              NUMBER OF            MATURATION OR             ESTIMATED
                   NAME                      SHARES/UNITS              PAYOUT              FUTURE PAYOUTS
-------------------------------------------  ------------       --------------------       --------------
George M. Simmons..........................      9,600                   (2)                     (3)

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


AVERAGE ANNUAL COMPENSATION                       ESTIMATED ANNUAL BENEFITS FOR YEARS OF CREDITED SERVICE
        (5 HIGHEST                                -------------------------------------------------------
    CONSECUTIVE YEARS)                            10 YEARS        20 YEARS       30 YEARS        40 YEARS
---------------------------                       --------        --------       --------        --------
        $100,000................................  $ 17,712        $ 35,424       $ 53,136        $ 70,848
         150,000................................    26,712          53,424         80,136         106,848
         200,000................................    35,712          71,424        107,136         142,848
         300,000................................    53,712         107,424        161,136         214,848
         400,000................................    71,712         143,424        215,136         286,848
         450,000................................    80,712         161,424        242,136         322,848
         500,000................................    89,712         179,424        269,136         358,848

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

     The Directors and Officers of the Company beneficially own as of August 27, 1996, Convertible Subordinated Debentures Options, Convertible Preferred Stock, NQSOs and Common Stock of the Company as follows:

                                                                                TOTAL COMMON
                                  COMMON STOCK                                     STOCK         PERCENT
                                  BENEFICIALLY     PERCENT OF      COMMON       BENEFICIALLY       OF
        DIRECTOR/OFFICER           OWNED (1)         CLASS          STOCK         OWNED(2)        CLASS
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

                                                                                TOTAL COMMON
                                  COMMON STOCK                                     STOCK         PERCENT
                                  BENEFICIALLY     PERCENT OF      COMMON       BENEFICIALLY       OF
        DIRECTOR/OFFICER           OWNED (1)         CLASS          STOCK         OWNED(2)        CLASS
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

                                                                                TOTAL COMMON
                                  COMMON STOCK                                     STOCK         PERCENT
                                  BENEFICIALLY     PERCENT OF      COMMON       BENEFICIALLY       OF
        DIRECTOR/OFFICER           OWNED (1)         CLASS          STOCK         OWNED(2)        CLASS
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

                                            FIRST MISSISSIPPI CORPORATION


Date: November 18, 1996                     By:   /s/  J. KELLEY WILLIAMS

                                               --------------------------------
                                                    J. Kelley Williams
                                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                  SIGNATURE                                TITLE                     DATE
---------------------------------------------   ---------------------------   ------------------
              /s/  J. KELLEY WILLIAMS           Chairman of the Board of       November 18, 1996
---------------------------------------------     Directors, Chief
             J. Kelley Williams                   Executive Officer
                                                  (Principal Executive
                                                  Officer) and Director

                 /s/  THOMAS G. TEPAS           President and Chief            November 18, 1996
---------------------------------------------     Operating Officer
               Thomas G. Tepas

           /s/  R. MICHAEL SUMMERFORD           Vice President and Chief       November 18, 1996
---------------------------------------------     Financial Officer
            R. Michael Summerford                 (Principal Financial
                                                  Officer)

               /s/  TROY B. BROWNING            Controller (Principal          November 18, 1996
---------------------------------------------     Accounting Officer)
              Troy B. Browning

             /s/  RICHARD P. ANDERSON           Director                       November 18, 1996
---------------------------------------------
             Richard P. Anderson

                  /s/  PAUL A. BECKER           Director                       November 18, 1996
---------------------------------------------
               Paul A. Becker

                 /s/  JAMES W. CROOK            Director                       November 18, 1996
---------------------------------------------
               James W. Crook

                  /s/  JAMES E. FLIGG           Director                       November 18, 1996
---------------------------------------------
               James E. Fligg

                /s/  ROBERT P. GUYTON           Director                       November 18, 1996
---------------------------------------------
              Robert P. Guyton

              /s/  CHARLES P. MORETON           Director                       November 18, 1996
---------------------------------------------
             Charles P. Moreton

                /s/  PAUL W. MURRILL            Director                       November 18, 1996
---------------------------------------------
               Paul W. Murrill

             /s/  WILLIAM A. PERCY, II          Director                       November 18, 1996
---------------------------------------------
            William A. Percy, II

                 /s/  LELAND R. SPEED           Director                       November 18, 1996
---------------------------------------------
               Leland R. Speed

               /s/  R. GERALD TURNER            Director                       November 18, 1996
---------------------------------------------
              R. Gerald Turner

                 FIRST MISSISSIPPI CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report..........................................................   F-2
Consolidated Balance Sheets as of June 30, 1996 and 1995..............................   F-3
Consolidated Statements of Operations for the years ended June 30, 1996, 1995 and
  1994................................................................................   F-4
Consolidated Statements of Stockholders' Equity for the years ended June 30, 1996,
  1995
  and 1994............................................................................   F-5
Consolidated Statements of Cash Flows for the years ended June 30, 1996, 1995 and
  1994................................................................................   F-6
Notes to Consolidated Financial Statements............................................   F-7

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

                                            KPMG Peat Marwick LLP

Jackson, Mississippi
September 6, 1996

                 FIRST MISSISSIPPI CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                          JUNE 30
                                                                                    --------------------
                                                                                      1996        1995
                                                                                    --------     -------
                                                                                      (IN THOUSANDS OF
                                                                                          DOLLARS)
Current assets:
  Cash and cash equivalents.......................................................  $  5,303      40,523
  Receivables:
    Trade, less allowance for doubtful accounts of $1,013 in 1996 and $1,029 in
     1995.........................................................................    76,500      65,623
    Affiliated companies (note 3).................................................     2,915       1,917
    Other (note 7)................................................................     9,159       4,105
                                                                                    --------     -------
         Total receivables........................................................    88,574      71,645
                                                                                    --------     -------
  Inventories:
    Finished products.............................................................    25,822      24,850
    Work in process...............................................................    28,494      19,051
    Raw materials and supplies....................................................    22,047      20,544
                                                                                    --------     -------
         Total inventories........................................................    76,363      64,445
                                                                                    --------     -------
  Prepaid expenses and other current assets (note 7)..............................    10,864       9,228
  Net current assets of discontinued operations (note 2)..........................        --       6,894
                                                                                    --------     -------
         Total current assets.....................................................   181,104     192,735
                                                                                    --------     -------
Investments and other assets:
  Investments in affiliated companies (note 3)....................................    37,480      21,502
  Other investments (note 3)......................................................    27,496       3,931
  Intangible and other assets, at cost less applicable amortization (note 4)......    11,404      13,396
                                                                                    --------     -------
         Total investments and other assets.......................................    76,380      38,829
                                                                                    --------     -------
Property, plant and equipment, at cost less accumulated depreciation and
  amortization (notes 5 and 6)....................................................   179,824     145,464
Noncurrent assets of discontinued operations (note 2).............................        --      67,689
                                                                                    --------     -------
                                                                                    $437,308     444,717
                                                                                    ========     =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt (note 6).................................  $ 14,534      15,076
  Deferred revenue................................................................     2,097       2,048
  Accounts payable:
    Trade (including book overdrafts of $10,446 in 1996 and $9,334 in 1995).......    45,286      41,983
    Equity investees (note 3).....................................................     5,343       3,593
                                                                                    --------     -------
         Total accounts payable...................................................    50,629      45,576
                                                                                    --------     -------
  Accrued expenses and other current liabilities (note 18)........................    26,244      19,928
  Net current liabilities of discontinued operations (note 2).....................       682          --
                                                                                    --------     -------
         Total current liabilities................................................    94,186      82,628
                                                                                    --------     -------
Long-term debt, excluding current installments (note 6)...........................    79,909      84,394
Other long-term liabilities.......................................................    13,864      12,289
Long-term liabilities and minority interest of discontinued operations (note 2)...        --       9,033
Deferred income taxes (note 7)....................................................    19,082      23,377
Stockholders' equity (notes 6, 8 and 9):
  Serial preferred stock. Authorized 20,000,000 shares; none issued...............        --          --
  Common stock of $1 par value. Authorized 100,000,000 shares; outstanding
    20,614,491 shares in 1996 and 20,438,208 shares in 1995.......................    20,614      20,438
  Additional paid-in capital......................................................    14,234       7,656
  Retained earnings...............................................................   195,419     204,902
                                                                                    --------     -------
         Total stockholders' equity...............................................   230,267     232,996
                                                                                    --------     -------
Commitments and contingent liabilities (notes 7, 8, 10 and 11)....................  $437,308     444,717
                                                                                    ========     =======


          See accompanying notes to consolidated financial statements.

                 FIRST MISSISSIPPI CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      YEARS ENDED JUNE 30
                                                                 ------------------------------
                                                                   1996       1995       1994
                                                                 --------    -------    -------
                                                                   (IN THOUSANDS OF DOLLARS,
                                                                   EXCEPT PER SHARE AMOUNTS)
Revenues:
  Sales (note 13)..............................................  $594,937    571,270    413,075
  Interest and other income, net (note 12).....................     5,784      5,295      3,330
                                                                 --------    -------    -------
                                                                  600,721    576,565    416,405
                                                                 --------    -------    -------
Costs and expenses:
  Cost of sales................................................   444,521    404,936    331,017
  General, selling and administrative expenses.................    61,206     50,524     44,297
  Other operating expenses.....................................     6,901      7,347      5,459
  Provision for plant shut-down (note 5).......................    18,256         --         --
  Interest expense (note 6)....................................     9,271      9,560     10,063
                                                                 --------    -------    -------
                                                                  540,155    472,367    390,836
                                                                 --------    -------    -------
Earnings from continuing operations before income taxes,
  investee earnings (loss) and cumulative effect of change in
  accounting principle.........................................    60,566    104,198     25,569
Income taxes (note 7)..........................................    23,550     40,425     11,250
Equity in net earnings (loss) of affiliated companies (note
  3)...........................................................     1,033        934       (306)
                                                                 --------    -------    -------
Earnings from continuing operations before cumulative effect of
  change in accounting principle...............................    38,049     64,707     14,013
Earnings (loss) from discontinued operations, net of taxes
  (note 2).....................................................    (1,083)    (6,913)     5,000
Loss on disposal of business, net of taxes (note 2)............    (1,746)        --         --
Cumulative effect of change in accounting principle (note 7)...        --         --      2,850
                                                                 --------    -------    -------
          Net earnings.........................................  $ 35,220     57,794     21,863
                                                                 ========    =======    =======
Earnings (loss) per common share (note 9):
  Continuing operations........................................  $   1.81       3.14        .70
  Discontinued operations......................................      (.13)      (.34)       .25
  Cumulative effect of change in accounting principle..........        --         --        .14
                                                                 --------    -------    -------
          Total earnings per common share......................  $   1.68       2.80       1.09
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

                 FIRST MISSISSIPPI CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEARS ENDED JUNE 30
                                                                 ------------------------------
                                                                   1996       1995       1994
                                                                 --------    -------    -------
                                                                   (IN THOUSANDS OF DOLLARS)
Cash flows from operating activities:
  Net earnings.................................................. $ 35,220     57,794     21,863
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization..............................   20,955     20,087     18,314
     Provision for plant shut-down..............................   18,256         --         --
     Provision for losses on receivables........................      728        196        550
     Deferred income taxes, net of effect of accounting change
       in 1994..................................................   (3,350)     6,750     10,270
     (Gain) loss on property, plant and equipment...............     (642)       133         11
     (Gain) loss on disposition of investments and other
       assets...................................................      (50)        19        286
     Undistributed (earnings) loss of affiliates, net of
       taxes....................................................   (1,033)      (934)       306
     Changes in current assets and liabilities, net of effects
       of dispositions:
       Receivables..............................................  (13,100)   (15,453)       469
       Inventories..............................................  (13,870)    (9,063)   (10,439)
       Prepaid expenses.........................................   (2,582)    (2,463)    (1,593)
       Accounts payable.........................................    3,737      9,231     (2,704)
       Accrued expenses and other current liabilities...........      434      8,770     (4,447)
     Deferred revenue...........................................    1,642      3,316     (2,852)
     Other, net.................................................   (1,140)       117         17
     Net (earnings) loss from discontinued operations...........    2,829      6,913     (5,000)
                                                                 --------    -------    -------
     Net cash provided by continuing operations.................   48,034     85,413     25,051
     Net cash provided by (used in) discontinued operations.....   (3,264)    20,958        912
                                                                 --------    -------    -------
          Net cash provided by operating activities.............   44,770    106,371     25,963
                                                                 --------    -------    -------
Cash flows from investing activities:
  Capital expenditures..........................................  (63,837)   (28,025)   (20,104)
  Investment in equity investees, net...........................  (14,630)        --          1
  Acquisition of investments and other assets...................     (177)    (1,688)    (1,027)
  Collection of note receivable.................................   15,000         --         --
  Proceeds from sale of property, plant and equipment...........      741        307        175
  Proceeds from disposition of investments and other assets.....      630         --      7,594
  Proceeds from sale of subsidiaries............................       --         --      8,462
                                                                 --------    -------    -------
  Net cash used in investing activities of continuing
     operations.................................................  (62,273)   (29,406)    (4,899)
  Net cash used in investing activities of discontinued
     operations.................................................   (3,176)   (26,999)   (15,818)
                                                                 --------    -------    -------
          Net cash used in investing activities.................  (65,449)   (56,405)   (20,717)
                                                                 --------    -------    -------
Cash flows from financing activities:
  Principal repayments of long-term debt........................  (15,550)    (6,512)   (11,100)
  Dividends (note 9)............................................   (8,161)    (8,622)    (6,010)
  Purchase of common stock......................................   (5,491)        --         --
  Proceeds from long-term borrowings............................   11,000        151      1,706
  Proceeds from issuance of common stock........................    3,661      2,567        944
                                                                 --------    -------    -------
          Net cash used in financing activities.................  (14,541)   (12,416)   (14,460)
                                                                 --------    -------    -------
Net increase (decrease) in cash and cash equivalents............  (35,220)    37,550     (9,214)
Cash and cash equivalents at beginning of year..................   40,523      2,973     12,187
                                                                 --------    -------    -------
Cash and cash equivalents at end of year........................ $  5,303     40,523      2,973
                                                                 ========    =======    =======
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest, net of amounts capitalized....................... $  9,635      9,572     10,182
                                                                 ========    =======    =======
     Income taxes, net.......................................... $ 23,603     20,680     15,581
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

  Depreciation and Amortization


     Depreciation of plant and equipment and depreciable investments is based on cost and the estimated useful lives (or term of lease, if shorter) of the separate units of property. The straight-line and accelerated methods are primarily used in determining the amount of depreciation charged to expense. Goodwill of businesses acquired is amortized generally over 20 years using the straight-line method. Other intangibles are amortized over their estimated useful lives (5-17 years) using the straight-line method.


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
                                                                       ========    =======

     The statements of operations have been reclassified to separate discontinued and continued operations. Revenues and net earnings (losses) of the discontinued operations for the years ended June 30, 1996, 1995 and 1994 were as follows:

                                                              1996        1995        1994
                                                             -------     -------     ------
    Revenues...............................................  $17,961      71,617     95,300
                                                             ========    ========    ========
    Earnings (loss) before income taxes....................   (2,118)    (17,929)     5,599
    Income tax (expense) benefit...........................      750       7,550       (900)
    Minority interest......................................      285       3,466     (1,049)
    Cumulative effect of change in accounting principle....       --          --      1,350
                                                             -------     -------    -------
    Earnings (loss) from discontinued operations, net......  $(1,083)     (6,913)     5,000
                                                             =======     =======    =======


     A pretax loss of $2,700 was recorded in 1996 related to previously discontinued businesses and is included in loss on disposal of business, net of applicable income tax benefit of $954, in the accompanying consolidated financial statements. Such losses resulted from revised estimates of environmental remediation costs and settlements of operating costs related to previously discontinued phosphate fertilizer (1982) and oil and gas (1993) businesses.


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

5. PROPERTY, PLANT AND EQUIPMENT

     A summary of property, plant and equipment follows:


                                                                                JUNE 30
                                                          ESTIMATED       --------------------
                                                         USEFUL LIVES       1996        1995
                                                         ------------     --------     -------
    Assets owned:
      Land and land improvements.......................    10-20          $  7,082       5,676
      Buildings........................................    20-45            11,879       6,759
      Plant facilities and equipment...................    5-15            200,162     180,944
      Other facilities and equipment...................    5-12             80,808      72,140
      Construction in progress.........................                     37,916       7,231
                                                                          --------     -------
              Total assets owned.......................                    337,847     272,750
                                                                          --------     -------
    Assets leased:
      Land improvements................................    10-20               509         509
      Buildings........................................     10                 216         216
      Other facilities and equipment...................     20               8,958       8,958
                                                                          --------     -------
              Total capital leases.....................                      9,683       9,683
                                                                          --------     -------
              Total property, plant and equipment......                    347,530     282,433
    Less accumulated depreciation and amortization.....                    167,706     136,969
                                                                          --------     -------
      Net property, plant and equipment................                   $179,824     145,464
                                                                          ========     =======


     Depreciation and amortization expense related to the above, amounted to $18,996 in 1996, $17,388 in 1995 and $15,674 in 1994.

     Interest capitalized amounted to $186 in 1996, $135 in 1995 and $396 in 1994.


     On May 21, 1996, the Board of Directors of the Company authorized a plan to close its aluminum dross processing facility at Millwood, West Virginia, which was operated by its wholly owned subsidiary Plasma Processing Corporation, ("PPC"). PPC's operations are included in the Company's Combustion, Thermal Plasma and Other segment. This facility, completed in June 1991, was built to process aluminum dross using patented thermal plasma technology. The decision to close the Millwood facility, which operated at a loss since inception, was based in part on projections that indicated operations were unlikely to be profitable in the near future. The plan assumes the plant will operate for a portion of the first quarter of fiscal 1997 to fulfill contractual obligations then cease operations and be held for disposition by sale if possible. As a result of this plan, the Company incurred a pretax charge of $18,256 ($11,706 after tax) during the fourth quarter of fiscal 1996. The charge included write-downs, to reduce carrying values to estimated net realizable values (estimated fair values less costs to sell) of $12,271 for property, plant and equipment, $570 for spare parts, $350 for inventory and $5,065 in accruals for other estimated costs to be incurred related to the closure. The majority of the accrual represents the estimated cost of $3,100 in excess of market value to process inventory to meet contractual obligations and $500 for disposal of unmarketable inventory. In addition, the accrual includes $525 for severance, $200 for contract cancellations and $740 in other estimated costs. Excluding the above charge, operating losses for PPC were approximately $9,000, $8,400 and $5,700 in 1996, 1995 and 1994, respectively.



     In September 1996, the Company executed a letter of intent for the sale of substantially all of PPC's assets. Assets that are not part of the transactions will be liquidated by the Company. The Company does not

                 FIRST MISSISSIPPI CORPORATION AND SUBSIDIARIES anticipate any material gain or loss related to these dispositions. The carrying value of PPC's net assets at June 30, 1996, was approximately $6,000.



     Although the Company does not have a formal plan or timetable for disposal, it is also seeking a buyer of its steel melting and production facility operated by FirstMiss Steel, Inc. The Company has had negotiations with potential buyers, but the Company is uncertain as to whether a sale of the steel operations to such potential buyers can be completed on terms acceptable to the Company. The Company believes it will not incur a material loss if a sale is closed.


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

                                                      STOCK OPTIONS                DEBENTURE OPTIONS
                                                --------------------------     --------------------------
                                                                AVERAGE                        AVERAGE
                                                 NUMBER       OPTION PRICE      NUMBER       OPTION PRICE
                                                OF SHARES      PER SHARE       OF SHARES      PER SHARE
                                                ---------     ------------     ---------     ------------
Balance, June 30, 1993........................    163,750        $10.86          863,000        $12.49
  Options granted.............................    113,000          9.41               --            --
  Options exercised...........................    (39,350)         9.90         (177,800)        12.71
  Options forfeited...........................    (45,800)        12.98          (58,000)        13.73
                                                 --------        ------         --------        ------
Balance, June 30, 1994........................    191,600          9.69          627,200         12.31
  Options granted.............................     63,600         15.06            1,000         21.31
  Options exercised...........................   (102,400)         9.77         (172,200)        12.04
                                                 --------        ------         --------        ------
Balance, June 30, 1995........................    152,800         11.87          456,000         12.43
  Options granted before spinoff..............     93,600         32.81               --            --
  Options exercised before spinoff............   (123,400)        11.47         (247,200)        10.80
  Option conversion adjustment*...............     75,034            --          127,368            --
  Options granted after spinoff...............    123,200         23.21               --            --
  Options exercised after spinoff.............       (483)         9.36               --            --
  Options forfeited...........................       (550)        23.13               --            --
                                                 --------        ------         --------        ------
Balance, June 30, 1996........................    320,201        $19.71          336,168        $ 8.92
                                                 ========        ======         ========        ======
Exercisable, June 30, 1996....................    320,201                        336,168
                                                 ========                       ========

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

     The following is a schedule by years of future minimum rental payments for all capital leases and those operating leases with initial or remaining noncancelable terms in excess of one year, as of June 30, 1996:

                              YEARS ENDING                     OPERATING     CAPITAL
                                  JUNE 30                       LEASES       LEASES
            -------------------------------------------------  ---------     -------
            1997.............................................   $ 1,845          641
            1998.............................................     1,659          641
            1999.............................................     1,108          641
            2000.............................................       736          632
            2001.............................................       531           --
            Later years......................................       517           --
                                                                -------      -------
            Total minimum payments required..................   $ 6,396        2,555
                                                                =======
            Less imputed interest............................                    195
                                                                             -------
                                                                             $ 2,360
                                                                             =======

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

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected quarterly financial data follow:

                                                            QUARTERS ENDED
                                            -----------------------------------------------   YEAR ENDED
                                            SEPTEMBER 30   DECEMBER 31   MARCH 31   JUNE 30    JUNE 30
                                            ------------   -----------   --------   -------   ----------
1996:
  Sales....................................   $142,230       142,339     156,792    153,576     594,937
                                              ========     =========     =======    =======    ========
  Gross profit.............................   $ 39,603        40,600      35,752     34,461     150,416
                                              ========     =========     =======    =======    ========
  Net earnings (loss) from continuing
     operations............................   $ 13,563        15,158      11,618     (2,290)     38,049
                                              ========     =========     =======    =======    ========
  Net earnings (loss)......................   $ 12,480        15,158      11,618     (4,036)     35,220
                                              ========     =========     =======    =======    ========
  Earnings (loss) per share:
     Continuing operations.................   $    .64           .72         .56       (.11)       1.81
                                              ========     =========     =======    =======    ========
     Net earnings (loss)...................   $    .59           .72         .56       (.19)       1.68
                                              ========     =========     =======    =======    ========
1995:
  Sales....................................   $134,954       126,125     157,825    152,366     571,270
                                              ========     =========     =======    =======    ========
  Gross profit.............................   $ 38,208        37,513      45,059     45,554     166,334
                                              ========     =========     =======    =======    ========
  Net earnings from continuing
     operations............................   $ 14,457        13,932      18,522     17,796      64,707
                                              ========     =========     =======    =======    ========
  Net earnings.............................   $ 15,023        12,942      19,654     10,175      57,794
                                              ========     =========     =======    =======    ========
  Earnings per share:
     Continuing operations.................   $    .71           .68         .89        .86        3.14
                                              ========     =========     =======    =======    ========
     Net earnings..........................   $    .74           .63         .95        .49        2.80
                                              ========     =========     =======    =======    ========

     The above quarterly earnings per share calculations are based on the weighted average shares outstanding during each quarter whereas the annual earnings per share calculations are based on the weighted average shares outstanding during the year.


     Net earnings declined in the third quarter of fiscal 1996 primarily due to lower margins in fertilizer operations, and in the fourth quarter of fiscal 1996 due to losses related to the shutdown of PPC's operations (see Note 5).



     Net earnings declined in the fourth quarter of fiscal 1995 due to losses at discontinued gold operations resulting from impairment and abandonment charges.


15. SUBSEQUENT EVENT

     On August 27, 1996, the Company entered into a definitive merger agreement with Mississippi Chemical Corporation ("MCC"), under which MCC will acquire all the fertilizer interests of the Company. The transaction will occur in two steps: first, the spinoff to the Company's shareholders of the Company's chemicals and related businesses in the form of a new publicly traded company; and second, the merger of the Company's fertilizer operations with a subsidiary of MCC. The spinoff and the merger are intended to be tax

                 FIRST MISSISSIPPI CORPORATION AND SUBSIDIARIES free. In the merger, the Company's stockholders will receive, subject to some adjustment, approximately 6,900,000 shares of MCC stock, or 0.335 shares of MCC stock for each share of the Company's stock. At closing the Company's debt will be refinanced and increased to approximately $150,000. The debt will become MCC's in the merger. An estimated loss of approximately $6,000 will be incurred in the refinancing. After this refinancing and the payment of certain expenses, cash on hand, currently estimated at approximately $50,000, will be transferred to the spun-off chemical company, which will be essentially debt free when spun off. The transaction is subject to, among other things, approval by the stockholders of both the Company and MCC and customary regulatory approvals. It is expected that the transaction will be consummated by December 31, 1996.

     Unaudited condensed pro forma financial information showing the estimated impact of these transactions is as follows:

                                                                                    PRO FORMA
                                                                    HISTORICAL     (UNAUDITED)
                                                                    ----------     -----------
    June 30, 1996:
      Current assets..............................................   $ 181,104       203,709
      Investments and other assets................................      76,380        52,447
      Net property, plant and equipment...........................     179,824       139,647
                                                                     ---------       -------
                                                                     $ 437,308       395,803
                                                                     =========       =======
      Current liabilities.........................................   $  94,186        61,409
      Long-term debt and other liabilities........................     112,855        31,855
      Equity......................................................     230,267       302,539
                                                                     ---------       -------
                                                                     $ 437,308       395,803
                                                                     =========       =======
    Year ended June 30, 1996:
      Revenues....................................................   $ 600,721       376,704
                                                                     =========       =======
      Earnings from continuing operations.........................   $  38,049         1,978
                                                                     =========       =======
      Earnings per common share from continuing operations........   $    1.81           .09
                                                                     =========       =======

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

                 FIRST MISSISSIPPI CORPORATION AND SUBSIDIARIES

17. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of the Company's financial instruments not discussed in note 6 approximate their fair values.


18. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES



     Details of accrued expenses and other current liabilities are as follows:



                                                                                  JUNE 30
                                                                            -------------------
                                                                              1996       1995
                                                                            --------    -------
Accrued costs for exiting aluminum business (note 5)......................  $  5,065         --
Other accruals, individually less than 5% of current liabilities..........    21,179     19,928
                                                                            --------     ------
                                                                            $ 26,244     19,928
                                                                            ========     ======