Form 10-K/A
period 1996-06-30
FIRST MISSISSIPPI CORP
filed 1996-11-19
CIK 36537

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

================================================================================

Exhibit 23, Independent Auditors' Consent, was inadvertently not filed with the filing of a Form-10K/A on November 18, 1996, and is being included in this amended filing.

                                    EXHIBITS

                               INDEX TO EXHIBITS


 EXHIBIT
 NUMBER
 -------
  3(a)*                 Restated and Amended Charter of Incorporation of the Company, as amended
                        August 22, 1996

  3(b)*                 Bylaws of the Company, as amended August 27, 1996

  10(c)*                Termination Agreement, dated May 29, 1996 and effective June 1, 1996, between the
                        Company and its Chief Executive Officer

  10(d)*                Form of Termination Agreement, dated May 29, 1996 and effective
                        June 1, 1996, between the Company and each of the following executive officers of the Company:  Daniel P. Anderson, Robert P. Barker, William P. Bartlett, J. Steven
                        Chustz, Paul J. Coder, Charles R. Gibson, Samir A. Hakooz, Terry L. Moore, George
                        M. Simmons, R. Michael Summerford and Thomas G. Tepas (Company's Termination
                        Agreement with each such officer contains terms identical to those contained in the form of Agreement filed.)

  10(n)*                Agreement and Plan of Merger and Reorganization dated as of
                        August 27,  1996 by and among Mississippi Chemical Corporation, Miss Sub, Inc, and
                        First Mississippi Corporation

  21*                   List of the subsidiaries of the Registrant

  23                    Auditor's Consent regarding incorporation of reports into registration statement
                        Nos. 2-93584, 2-93585, 2-74337, 2-54048, 33-512, 33-9106, 33-17483, 33-24413,
                        33-24414, 33-26895, 33-31343, 33-33135, 33-37084, 33-39137, 33-43586, 33-43600,
                        33-45344, 33-56026,  33-57799 and 33-64239

  27*                   Financial Data Schedule [For EDGAR filing only]



     *  Previously Filed